Form 10-K405
period 1997-12-31
FEDERAL DATA CORP /FA/
filed 1998-03-31
CIK 1046650

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K 405

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended:                              Commission File Number:
     December 31, 1997                                         333-36447

                            Federal Data Corporation
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                 EI 52-0940566
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  4800 Hampden Lane, Bethesda, Maryland                       20814
 (Address of principal executive office)                    (Zip Code)

                                  301-986-0800
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1998 is $223,587. Because the Company is privately held, the aggregate value of such voting stock was computed on the basis of a $27 per share price, the price paid for the common stock of the Company by all investors in June 1997, the time of the most recent purchase and sale of such common stock.

      As of the close of business February 28, 1998, the registrant had outstanding 2,910,896 shares of Common Stock, par value $.01 per share.

                       Documents Incorporated By Reference

                                      None

PART I

Item 1. Business.

      Federal Data Corporation and its subsidiaries (collectively the "Company") are a major supplier of information technology to a wide range of customers within the U.S. federal government (the "Government"). The Company has assembled, through internal growth and strategic acquisitions, comprehensive information technology products and services capabilities to address the unique needs of its Government clients. Management believes that the Company is strategically positioned to benefit from the current trends in the Government market for information technology and outsourcing of engineering, scientific and other professional services. The Government is among the world's largest purchasers of information technology with estimated total expenditures in fiscal 1997 in excess of $26 billion. For the year ended December 31, 1997 the Company's total revenues were $336.3 million, income before extraordinary item and income taxes was $1.6 million, net loss was $2.5 million and EBITDA (as defined herein) was $18.2 million.

      Founded in 1969, the Company serves a diverse and expanding customer base representing over 20 Government agencies including the National Aeronautics and Space Administration ("NASA"), the Federal Aviation Administration ("FAA"), the National Institutes of Health ("NIH"), the Department of Defense ("DoD"), the Veterans Benefit Administration ("VBA") and the Department of State. Management believes that the Company's established reputation and long-standing relationships with Government customers, and the extensive knowledge gained from those relationships, have been critical to the Company's strong record of growth and provide a key competitive advantage in pursuing business opportunities with new and existing customers.

      TC Group, L.L.C. d/b/a/ The Carlyle Group ("Carlyle"), a Washington D.C.-based private merchant bank founded in 1987, through its affiliates became the Company's controlling stockholder in a 1995 recapitalization of the Company. Carlyle and its affiliates currently manage a $1.3 billion private equity fund. Carlyle has made over 30 investments in select industries including aerospace, defense, information technology and related services. Some of these investments include BDM International, Inc. (NASDAQ: BDMI), a multinational information technology company (later sold to TRW, Inc.); Magnavox Electronic Systems Company, an electronics systems supplier to the Government and prime contractors (later sold to Hughes Electronics); Howmet Corporation, a leading supplier of investment cast turbine engine components for the jet aircraft and industrial gas power generation markets; GDE Systems Inc., a leading supplier of mission planning and information systems as well as test equipment to the Government and prime contractors (later sold to Tracor, Inc.); Power Paragon Inc., a leading supplier of power distribution systems to the Government and prime contractors (later sold to SPD Inc.); and Vought Aircraft Company, a leading supplier of major aircraft structures and subassemblies for commercial and military aircraft (later sold to Northrop Grumman Corporation).

      Prior to December 1, 1995, a substantial majority of the Company's common stock was owned by its employees. On December 1, 1995, the Company effected a recapitalization, through which FDC Holdings, Inc. ("Holdings") merged with and into Federal Data Corporation with Federal Data Corporation continuing as the surviving corporation (the "Recapitalization"). Holdings was a company organized by Carlyle to facilitate the Recapitalization and had no operating activity or history. Upon consummation of the Recapitalization, the shareholders of Holdings received 85.4% of the Company's common stock and 14.6% was retained by members of Company management who were shareholders prior to the Recapitalization. The Recapitalization resulted in a charge to stockholders' equity of $58.8 million to reflect redemption of certain common stock. Carlyle has supported the Company's acquisition strategy with its financial expertise and provided a critical source of equity capital for the implementation of the Company's growth strategy.

      The Company financed the Recapitalization through proceeds from term loans of $35.0 million, borrowings of approximately $6.5 million under its prior senior credit facility (the "Prior Senior Credit Facility"), issuance of $7.0 million in the Company's notes (the "FDC Notes") and an equity investment by Holdings of $16.1 million. These proceeds were also utilized to pay fees and expenses related to the Recapitalization and related financing, and to provide working capital for the Company.

ACQUISITIONS AND REFINANCING

      Consistent with its strategy of providing a complete range of information technology offerings to its Government customers, the Company has pursued strategic acquisitions to broaden and strengthen key skill areas. In May 1997, the Company purchased NYMA, Inc. ("NYMA"), a provider of sophisticated engineering and information technology services. NYMA complemented and significantly expanded the Company's core capabilities in the technology and engineering services sector, providing the Company with the ability to bid effectively on new contracts with a higher component of technical services requirements. In June 1997, the Company acquired Sylvest Management Systems Corporation ("Sylvest"), a value-added reseller and integrator of commercial off-the-shelf ("COTS") hardware, software and technical services supporting open systems architectures within the Government marketplace. Through the Sylvest acquisition, the Company has become a leading reseller of COTS hardware and software to the Government and has substantially expanded the number of customers to which it can market its systems integration offerings.

      To effect the acquisitions of NYMA and Sylvest and to secure the availability of additional capital for future acquisitions, in July 1997 the Company sold $105 million in aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2005 (the "Private Notes")in a transaction exempt from the registration requirements of the Securities Act (the "Private Placement"). The Company used the proceeds of the Private Placement to (i) prepay $7.7 million of FDC Notes and $4.0 million of notes originally issued in connection with the acquisition of Sylvest, (ii) repay (the "Refinancing") all amounts (approximately $80.4 million) of long-term debt ("Refinanced Bank Debt") owing under the Prior Senior Credit Facility, (iii) pay $7.0 million in fees and expenses associated with the Private Placement and the new senior secured revolving credit facility (the "New Senior Credit Facility") and (iv) generate $5.9 million in additional cash for working capital purposes. None of the proceeds of the Private Placement are remaining. In addition, the Company terminated the Prior Senior Credit Facility and executed the New Senior Credit Facility, which provides revolving borrowing availability up to $75.0 million, subject to a borrowing base limitation. In December 1997, the Company completed an offer to exchange $1,000 principal amount of its 10 1/8% Senior Subordinated Notes Due 2005 (the "Exchange Notes") for each $1,000 principal amount of its outstanding Private Notes (the "Exchange Offer"), which exchange was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4. As a result of such Exchange Offer the Company issued $105 million in aggregate principal amount Exchange Notes in exchange for all of the issued and outstanding Private Notes.

      The Company has continued its strategy of expanding its core customer base and strengthening its capability to service existing customers through acquisitions in the first quarter of 1998. In February, 1998, the Company acquired R.O.W. Sciences, Inc. ("R.O.W."), a provider of information technology and health science research services. The acquisition of R.O.W. expanded and strengthened the Company's already substantial presence at the NIH and also broadened the Company's ability to offer professional services and information technology solutions to federal and commercial health science research organizations. In February, 1998, the Company also acquired Telos Information Systems ("TIS"), a division of the Telos Corporation. TIS provides information technology and engineering services principally to NASA and the Jet Propulsion Laboratory ("JPL"). TIS expands the Company's Pasadena, CA operations making it one of the leading information technology contractors at JPL and provides additional capability to service NASA, one of the Company's long-standing customers. In March, 1998, the Company purchased Technical and Management Assistance, Inc. ("TMA"), a provider of software development services to Lockheed Martin, Computer Sciences Corporation ("CSC"), and the FAA. TMA specializes in air traffic control software and complements the Company's FAA business base.

      The acquisitions have significantly enhanced the Company's presence in the Government marketplace. Management believes the information technology industry, particularly the portion serving Government customers, has and will continue to consolidate, resulting in additional opportunities for the Company to make attractive acquisitions that complement or expand its core capabilities.

DISPOSITIONS

      During 1997, the Company sold substantially all of the assets and business of its wholly-owned subsidiaries, DoxSys, Inc. ("DoxSys") and VAD International, Inc. ("VAD") resulting in a pretax gain of $1.6 million. The operations of DoxSys and VAD were not material to the Company's financial position or results of operations.

INDUSTRY OVERVIEW

      According to Federal Sources, Inc., an independent market research firm specializing in the Government market, the Government is the world's largest single buyer of information technology services and products. Federal Sources, Inc. estimated fiscal 1997 Government spending specifically designated for information technology at $26.5 billion. The Government also spends significant additional funds on information technology through other general budget appropriations. According to the Electronic Industries Association, Government agencies that are not required to report their information technology expenditures, including agencies in the intelligence community, projected an additional $20 billion spending on such technology in the Government's fiscal 1997.

      Despite growing budget pressures, Government outlays for third-party technology services and outsourcing have increased steadily as the Government has sought to control its spending and gain the efficiencies and flexibility experienced by commercial purchasers of these services. The General Services Administration ("GSA") anticipates a continuation of the trend toward increased Government use of outside information technology providers and estimates that the majority of all Government agencies operating in-house data systems may eventually outsource information technology services to the private sector at a significant cost savings. The current legislative and regulatory environment generally supports initiatives in the Government information technology sector to change procurement practices and become more like the private sector. Several statutory and regulatory changes have brought about a significant transition in Government procurement practices, dramatically increasing the number of procurement "vehicles" available to Government customers and generally reducing the lead time required to buy information technology products and services. See "--Government Contracts."

      In addition to its growing use of third-party providers, the Government, like many corporate organizations, has sought to address an increasing portion of its information technology needs through relatively inexpensive, open architecture systems based on COTS hardware and software, which are rapidly displacing the single purpose, custom systems historically favored by the Government.

      These concurrent changes in the types of information technology solutions purchased by Government agencies and the rules governing the procurement of such solutions have dramatically changed the marketplace in the last few years and are likely to continue doing so. Where Government agencies traditionally procured customized information technology solutions through agency-specific contracts awarded to a single contractor or contractor team, Government agencies are now more likely to purchase flexible, COTS-based information technology systems through indefinite delivery, indefinite quantity ("IDIQ") contracts awarded to multiple contractors or teams of contractors or through established GSA Schedules or multi-agency contracts ("MACs"). See "--Government Contracts."

BUSINESS AND GROWTH STRATEGY

      The Company's goal is to be a leading one-stop information technology solutions supplier, providing high-quality products and services that meet the complete needs of its Government client base. The Company's strategies to meet this objective are the following:

    - CREATE COMPREHENSIVE SKILL AND PRODUCT BASE. The Company seeks to continuously add new information technology capabilities and strategically expand existing business areas to meet the changing information technology needs and buying patterns of its clients. By expanding its extensive technical skill base and ability to supply a broad and diverse set of COTS hardware and software, the Company can provide its customers with the widest possible range of cost effective solutions and engender a high level of customer satisfaction. Management believes that such capabilities, together with the Company's in-depth knowledge of changing Government procurement practices, should continue to create new opportunities for the Company.

    - STRONG CUSTOMER KNOWLEDGE AND FOCUS. The Company strives to understand the full range of each of its customers' information technology needs. This includes in-depth vertical expertise in selected high-potential markets such as space systems, air traffic management and health science research. The Company's strategy is to continue to leverage its strong customer knowledge, advanced technical skills and supplier relationships to tailor optimal solutions to its customers' specific needs and to offer technology infrastructures that anticipate its customers' rapidly evolving needs.

    - PURSUE STRATEGIC ACQUISITIONS. The Company seeks to continue expanding the breadth and quality of the information technology products and services it offers. The recently completed acquisitions have added important complementary skills to the Company's information technology capabilities and vertical customer expertise. Management expects to continue to pursue strategic acquisitions which it believes can contribute significantly to the Company's future business growth.

    - MAXIMIZE FLEXIBILITY OF GOVERNMENT CUSTOMERS. A key component of the Company's success has been its ability to quickly adapt to the rapidly evolving Government procurement process. The Company continually pursues means of maximizing its customers' flexibility in acquiring a range of products and services with competitive prices and minimal bureaucratic delay by selecting the best methods available in the current, more streamlined procurement climate.

    - CAPITALIZE ON OUTSOURCING OPPORTUNITIES. The Company seeks to pursue new opportunities created by changes in the Government information technology industry. In particular, although the Government has frequently hired service providers to fill specific roles in the past, the Government is increasingly considering opportunities to outsource entire functions to private industry. As part of this strategy, the Company intends to leverage its client relationships, technical skills and access to COTS hardware and software in pursuing emerging opportunities in the outsourcing of certain Government information technology functions.

PRODUCTS AND SERVICES

      The Company focuses on providing a comprehensive array of high technology professional services in combination with hardware and software products from a variety of selected manufacturers. The Science & Engineering Group (formerly known as the Services Group) focuses primarily on providing sophisticated technical, scientific and engineering services to enhance information technology performance and productivity and to support the missions of its customers. The Systems Integration Group integrates diverse hardware and software components into a single turnkey system, usually selling COTS hardware and software products as an element of the integrated solution. The Systems & Technology Group (formerly known as the Products Group) provides a one-stop shop for Government customers to procure COTS hardware and software. The Solutions Group provides high-end, solutions-oriented consulting services.

SYSTEMS INTEGRATION GROUP

      Systems integration refers to the integration of diverse information technology products, frequently including the combination of existing custom systems with COTS hardware and software into a single turnkey system. The Company's Systems Integration Group provides large-scale, tailored integrated solutions to its customers, generally including design, construction, and implementation, as well as the sale of any COTS hardware and software required for completion. The Company is a prominent computer systems integrator, having been a pioneer in systems integration for the Government since its founding in 1969. The Company has over 25 years of experience supplying custom turnkey systems to various departments and agencies of the Government. The contracts completed during this period have ranged from national defense programs to administrative, payroll and inventory control functions of various Government departments and agencies.

      The Company's systems integration projects are characterized by complex features such as multi-year systems life, multiple vendors, technical complexity, the application and integration of leading-edge technology and the selection and management of subcontractors and teaming partners with expertise specific to the system solution required by the customer. The Company acts as both a prime contractor and as a subcontractor on a broad range of systems integration projects for the Government. In performing these duties, the Company generally procures equipment, software, networking components and services from several manufacturers or suppliers to produce a single, program-specific turnkey system. When no "off-the-shelf" solution or product exists, the Company on occasion develops software to provide a total compliant solution. The Company also generally provides installation, maintenance, training and technical support services throughout the life of the contract. Most systems integration contracts specify initial system requirements to be covered by the contract amount; as technology and customer needs change over the life of the contracts, they function as IDIQ contracts that permit the Company to supply equipment upgrades and customer support in response to changing customer requirements and improvements in technology. Management believes that such long-term contracts have permitted the Company to develop strong partnerships with its customers and have contributed to the Company's success with long-term programs in an environment of rapidly changing procurement requirements and technological growth.

      The Systems Integration Group consists of over 100 dedicated technical and management personnel trained to provide COTS integration, mainframe, midrange and microcomputer integration, communications and networking, software development, and help desk and support services.

      Listed below are summary descriptions of major contracts and programs for the Systems Integration Group. Although the future status of any contract is uncertain after contract expiration, management believes that certain support and service functions being provided under many of these contracts may be subject to recompetition and rebid upon expiration, either alone or in combination with other products and/or services. For a description of Government contracts, see "--Government Contracts."

    U.S. NAVY SUPPLY SYSTEMS COMMAND. This contract provides for the installation of computer systems at 62 NAVSUP sites worldwide. The systems are used for integrated wide-area and local area communications control, terminal emulation, data conversion and database management.

    VETERANS BENEFIT ADMINISTRATION MODERNIZATION. This contract provides for the modernization of the information technology environment in regional offices of the VBA. Products and services provided include hardware, software, maintenance, support desk, training, installation and technical support. The Company is providing LAN servers and workstations which connect to Honeywell mainframes.

    DEPARTMENT OF STATE. This contract calls for the Company to augment and replace existing IBM mainframe systems and their components at five Department of State processing hubs.

    DEPARTMENT OF VETERANS AFFAIRS. This contract calls for the Company to provide IBM systems in support of Veterans Administration on-line processing systems.

  NIH CERTAN CORPORATE COMPUTING SYSTEMS. This contract involves the provision and support of both new and existing IBM mainframes and open systems, and the provision of related software. In addition, the Company will install and provide post-installation support of DEC AlphaServers and install Oracle software.

SCIENCE & ENGINEERING GROUP

      The Company's technology services offerings are focused predominantly on providing sophisticated professional and outsourcing services to various Government agencies. These activities are concentrated in three key areas: information technology services, engineering services and scientific research services. The acquisitions of NYMA, R.O.W., TIS and TMA have created a substantial base concentrated in three key areas: information technology, engineering and scientific R&D skill. The Science & Engineering Group now has recognized expertise in space systems, air traffic management, health science research and the application of leading-edge information technology to the requirements of customers in these segments.

      INFORMATION TECHNOLOGY SERVICES. The Company operates over 40 separate contracts for information technology services, through which it provides project management, software development and software maintenance functions for various Government agencies and prime contractors to the Government. Specific activities include providing software engineering services to support the maintenance and modification of the FAA's Air Traffic Control Operational Computer Program at seven FAA Enroute Centers and at the FAA Technical Center; supporting the design, development and implementation and maintenance of systems and programs for spacecraft mission operations at JPL; performing acceptance testing and supporting integration and test activities and quality assurance for the Earth Observing System Data and Information System, a network to support a constellation of earth observing spacecraft for NASA; and development of an online grant management system for NIH.

      SCIENTIFIC RESEARCH SERVICES. The Company, principally through R.O.W., performs biomedical research and supports biomedical and health research activities for clients which include NIH, Centers for Disease Control and Prevention, Food and Drug Administration and other federal agencies involved in health research and policy formulation. In addition, R.O.W. has begun to provide similar services on a small scale to commercial biotechnology organizations and pharmaceutical companies. R.O.W. has over 250 employees engaged in health and biomedical research support services at facilities in six states.

      ENGINEERING SERVICES. The Company provides engineering services to support NASA, JPL, the FAA, other Government agencies and private industry. Operating under five large NASA contracts to provide comprehensive engineering support for NASA's Lewis Research Center in Cleveland, Ohio, Langley Research Center ("Langley") in Hampton, Virginia, and JPL in Pasadena, CA, the Company provides engineering services in the areas of aeromechanics, aerospace technology, space experimentation, structures, materials, instrumentation, aeronautics and space mission operations.

      The Company has approximately 270 employees at Lewis Research Center ("Lewis"), over 35% of whom have PhDs, who perform research into rocket propulsion, space power, space propulsion, wind tunnels and other test facilities support, structural analysis for spacecraft materials and materials research. Specific projects include the conceptual design and performance modeling for the national aerospace plane, the advanced subsonic transport and high speed research engines; aerodynamic and mission analysis for single- and two-stage-to-orbit vehicles and high speed supersonic civilian transports; icing research studies; and the design of propulsion system aeroacoustics and turbomachinery technologies, such as an energy efficient engine. The group at Lewis is also responsible for building space flight hardware for NASA space experiments including hardware for microgravity experiments on the Space Shuttle, the Mir space station, sounding rockets and the planned International Space Station. To date, this team has been involved in the development of over 60 payloads flown on 28 Space Shuttle missions.

      Langley research, relating mainly to aeronautics, involves approximately 100 employees, and is focused in the areas of aeronautical systems analysis, spacecraft mission analysis and engineering and flight operations support. The Langley unit provides a full range of systems analysis and integration studies including systems analysis for advanced military and civil aircraft designs, conceptual design studies of critical and high-payoff technologies, multi-discipline studies of unique military aircraft configurations, airframe and engine design studies on hypersonic vehicles, scramjet integrated design studies and spacecraft mission and system performance analysis. The Company provides engineering and operations support in such areas as the design, engineering and development of flight projects; the development of ground test systems and test techniques (such as the development of innovative wind tunnels); and the maintenance and operations of aircraft and aircraft systems including research vehicles and experimental avionics systems.

      The acquisition of TIS increased the Company's Pasadena, CA staff to approximately 250 employees supporting JPL. Services are provided to JPL under three contracts and include information technology support, engineering support to space research and planning, and engineering and information technology support to the operation of space missions such as Voyager and Mars Explorer.

      Listed below are summary descriptions of major contracts and programs of the Science & Engineering Group. Although the future status of any contract is uncertain after contract expiration, the Company expects the customer under each of these contracts to continue to require the services being performed after the contract expires and expects such services to be the subject of a new bidding competition for a new contract, either alone or in combination with other services. For a description of different types of Government contracts, see "--Government Contracts."

    SCIENTIFIC, ENGINEERING, TECHNICAL AND ADMINISTRATIVE RELATED SERVICES. This five-year cost-plus-award-fee contract was awarded under Section 8(a) of the Small Business Act ("Section 8(a)") to NYMA in 1993 by NASA's Lewis Research Center, as described above. After the acquisition of NYMA by the Company, NYMA's continued participation as a prime contractor under Section 8(a) contracts required a waiver from the Administrator of the Small Business Administration. Late in 1997, NASA notified the Company that it did not plan to request a waiver of Section 8(a) regulations to exercise the final option year of the contract. A competition was conducted to select a replacement
    Section 8(a) firm to perform the work during the final year of the Company's contract. The Company bid as a subcontractor to a Section 8(a) firm and that firm's bid was unsuccessful. The firm filed a protest of the procurement process and that protest is currently under evaluation by the Government. The Company has been issued a new contract to enable it to continue to perform the work pending the outcome of the protest. The timing and disposition of the protest will determine the impact on the Company's 1998 results from this contract. Revenues for 1997 were approximately $32 million, of which, approximately $22 million were recorded by the Company subsequent to the acquisition of NYMA.

    HOST SOFTWARE SUPPORT. The Company is a subcontractor to Lockheed Martin under a fixed-price labor hour contract and provides software support to 7 FAA Enroute Air Traffic Control Centers east of the Mississippi River. The Enroute system monitors and directs aircraft between airports. Approximately 65 employees perform project activities including software engineering and maintenance, systems enhancements, systems programming and data reduction and analysis.

    MISSION OPERATIONS SUPPORT SERVICES. This cost-plus-fixed-fee contract provides NASA flight project mission operations support systems at the JPL. Company personnel support Galileo, Voyager, Topex, Cassini, New Millennium, Mars Global Surveyor and the Multi-Mission Ground System Office.

    SERVICE OPERATIONS SUPPORT. This cost-plus-fixed-fee contract was awarded under Section 8(a) to TMA in 1996 by the William J. Hughes Technical Center of the FAA. After the acquisition of TMA by the Company, TMA's continued participation as a prime contractor for a small business award required a review by the FAA counsel and submission of an updated statement of ownership. No final determination has been rendered as of the date of this report. Revenues recorded by TMA in 1997 were approximately $7 million.

    TECHNICAL SUPPORT EFFORT PROGRAM. This time and materials contract was awarded to Telos in 1995 by NASA. The contract provides for software development support at JPL in support of various programs including Deep Space Network, Cassini and Solar Dust.

    TECHNICAL AND APPLICATION PROGRAM SUPPORT. This cost-plus-fixed-fee contract was awarded to Telos in 1993 by NASA. The contract provides software engineering, systems integration, systems administration, hardware procurement, field installation and support of various communications systems at JPL.

    IMPAC/CRISP. This cost-plus-fixed-fee contract was awarded to R.O.W. in 1994 by NIH. The contract is in support of the modernization effort of the legacy mainframe system to a state-of-the-art, client/server solution. The IMPAC/CRISP system is a large-scale, mission critical grants tracking/financial database management system.

SYSTEMS & TECHNOLOGY GROUP

      The Company is a leading value-added reseller of hardware, software and related services to the Government. Consistent with the Company's strategy of offering solutions based on open computing architectures, the Company has focused its reselling activities on workstations, servers, enterprise networking hardware and related peripherals and software. Along with providing a broad range of top quality products through supplier and teaming relationships with hardware and software original equipment manufactures ("OEMs"), the Company makes its technical personnel available to provide its customers with customized "value-added" technical support services. Information technology product sales have been a core business for the Company and have provided it with the marketing platform to become a major open systems solutions provider in the

Government marketplace. The Company substantially expanded its capabilities in this area through the Sylvest acquisition.

      The Systems & Technology Group employs approximately 50 sales, marketing, business development and contract representatives and 30 technical personnel, each of whom has been recruited based on his or her extensive knowledge of a particular customer group, particular products sold by the Company, or both. The sales force's extensive training in various Government procurement rules allows them to guide customers to the most efficient acquisition vehicle for the Company's products, whether that vehicle is an agency-specific IDIQ contract, a MAC contract or a GSA Schedule. See "--Government Contracts." These representatives maintain regular contact and working relationships with a set of vendors and existing or potential customers.

      The Company's product reselling activities add value for both information technology manufacturers and Government customers. Manufacturers gain access to the Company's sales force and its experience in the Government procurement and sales process, including capabilities and experience in electronic commerce, order entry and invoicing. Customers benefit from the Company's technical knowledge of available products and vendors, and also from the Company's procurement expertise, which helps them select the optimal procurement vehicle to meet their needs. The Company's procurement personnel also make it easier for Government customers to place orders and configure and set-up new systems. Management believes that the new contract vehicles resulting from Government procurement reform (see "--Government Contracts") could enhance the Company's opportunities to provide value-added services to both suppliers and customers by allowing the Company to demonstrate how these vehicles can be used by suppliers to sell more products and by customers to buy more products and services.

      Management believes the Company is on the leading edge of electronic commerce for sales of information technology to the Government. The Company has developed Internet facilities including a World Wide Web Site to support "paperless" contracting with the GSA Schedules and under the NIH Electronic Computer Store II ("ECS II") contract. ECS II is a MAC contract vehicle providing an electronic catalog from which agencies may place individual orders ranging in value from a few thousand dollars to several million dollars. The Company is one of 45 vendors providing products under the ECS II vehicle and is able to quickly add new products as they become available and requested by its customers. Customers typically select from among the participating vendors based on prior or existing service relationships, breadth of product offerings, reputation and price. Management believes the Company is well positioned to benefit from its electronic commerce capabilities as more and more Government procurement vehicles are requiring these competencies as a condition of award.

      The Company also provides expertise in the Government procurement process as a subcontractor to OEMs, providing services including initial bid and proposal preparation, contract management, customer support services, technical management services and electronic commerce services. By providing these services, the Company allows the OEMs to sell to the Government as if they were direct marketers of hardware and software. Under a NASA Scientific and Engineering Workstation Program II ("SEWP II") subcontract, the Company will provide several of these subcontracting services to a leading microcomputer and workstation manufacturer for a specified percentage of revenues.

SOLUTIONS GROUP

      The Solutions Group provides information technology solutions designed to address five discrete customer needs: Microsoft consulting, executive management consulting, electronic commerce, financial systems implementations and training. In providing these solutions, the Company combines its in-house expertise with appropriate products of different vendors. Management believes the Company's expertise in these key substantive areas provides an effective marketing tool in sales of other products and services.

      The executive management consulting group seeks to help Government agencies respond to recent legislation including the Chief Financial Officer Act, the Government Performance and Results Act and the Information Technology Management Reform Act. Subject matter topics include integrated financial management solutions, financial management improvement, financial management operations, internal management controls, fraud detection and prevention, strategic information management, software process improvement, performance-based budgeting and strategic and performance plans. These projects are often similar to the Company's systems integration activities but are usually smaller and involve a higher content of pre-packaged systems or specialized subject matter.

      The Company is a Microsoft Solutions provider. Microsoft Solutions is an intensive program developed by Microsoft to train information technology professionals in five key functional areas: messaging, Internet, intranet, extranet and large data center replacement applications. The group provides infrastructure analysis and migration to Windows NT, enterprise-wide messaging design and implementation, Internet and intranet design and deployment and mainframe replacement, migration and connectivity.

      In 1998 the Company became an authorized Solutions Center for Navision software. Navision is a complete financial package that can be tailored for mid range commercial companies. The Company provides a full range of services to include turnkey implementation, customization and on-going support to commercial clients.

      The Company operates an authorized and certified training and education center for Microsoft and maintains four fully-equipped classrooms devoted to Microsoft training. In on-site and off-site services, the Company trained over 16,500 people in 1997, including Government and private sector clients as well as Company personnel. Management believes that these training services can play a large role in retaining customers and key Company personnel.

COMPETITION

      In providing a broad range of services and products that address the complete information technology needs of its clients, the Company participates, to varying degrees, in multiple segments of the information technology market, including markets for systems engineering, development and integration; networking; and product and component sales. Each market segment in which the Company operates experiences vigorous competition. Within each segment, the Company competes against different firms of varying sizes, with different specializations and skills. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors vary even from program to program within a given business area. While the recent trend toward increased use of GSA and IDIQ contracts has changed some aspects of how companies sell to the Government, the Company has experienced no material change in the overall competitiveness of the federal market. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. In the Systems & Technology Group, the Company competes with certain computer manufacturers (including the Company's suppliers), who occasionally sell directly to the Government market, as well as a substantial number of systems integrators, resellers and distributors. To a lesser extent, the Company competes with Government agencies themselves which are permitted to sell services to other Government agencies as a result of procurement reform.

      The Company believes that the principal competitive factors in the Government services market are technical knowledge, management capability, past contract performance, personnel qualifications and price. During its recent history, the Company has been successful in winning new and repeat contract awards in each of its businesses and in getting customers to exercise contract option years in its services business, both of which the Company believes are attributable to the strength of its past contract performance, its technical knowledge, and its competitive prices. Further, the Company's senior management team has extensive, industry-specific technical and managerial experience. As a result, the Company believes that it has generally been able to compete successfully on each of the principal competitive factors within each of its business lines.

BACKLOG

      The Company's total contract backlog is only a portion of the total contract capacity (i.e., the maximum amount that the Government can purchase under its contracts with the Company) and represents management's estimate of the aggregate revenues that are likely to be earned by the Company over the life of all of its contracts, including option periods. Because many of the Company's contracts are multi-year contracts and contracts with option years, total contract backlog represents revenues expected to be realized over a number of years into the future. The Company's estimated total contract backlog as of December 31, 1997 was $940 million (without giving effect to the R.O.W., TIS or TMA acquisitions). The Company's estimates of revenue from such contracts are based on the Company's history with such contracts and similar contracts, and management believes such estimates to be reasonable. However, because total contract backlog is based on management's estimate as to the future potential of existing contracts, there can be no assurances that all of such backlog will be recognized as revenue. In addition, the Government's ability to select multiple winners under IDIQ contracts, as well as its right to limit orders to any particular awardee, mean that there is no assurance that unfunded contract backlog will result in actual orders.

      Because the Government operates under annual appropriations, agencies of the Government typically fund contracts on an incremental basis. Accordingly, only a portion of the Company's total contract backlog is "funded." Funded backlog consists of the aggregate dollar portion of contracts currently appropriated by Government customers and allocated to contracts by the purchasing Government agencies or otherwise allocated for payment by customers upon completion of specified work. As of December 31, 1997, the Company's funded contract backlog was approximately $57 million. Funded backlog generally varies depending on procurement and funding cycles and other factors beyond the Company's control. Accordingly, period-to-period comparisons are difficult and not necessarily indicative of any future trends in revenues.

      At December 31, 1997, R.O.W., TIS, and TMA had a combined contract backlog of approximately $150 million, of which approximately $54 million was funded.

      The preceding information regarding contract backlog and future revenues to be derived therefrom, is forward-looking and is subject to certain risks and uncertainties including, but not limited to, a dependence on the continued funding of Government programs and contract procurements and the risk of contract termination described elsewhere in this report.

GOVERNMENT CONTRACTS

      The Company derives substantially all of its revenues from business performed under Government contracts. These include services, systems integration and other contracts obtained through a negotiated procurement process, as well as product sales contracts made under GSA Schedules, MACs and similar IDIQ vehicles.

      Traditional negotiated procurement contracts typically authorize a single contractor or team of contractors to provide a defined set of services and products to a single government agency. These contracts include cost-reimbursement contracts (both cost-plus-fixed-fee and cost-plus-award-fee), time and materials contracts, fixed-price contracts and IDIQ contracts.

      Cost-plus-fixed-fee contracts generally provide for the reimbursement of incurred costs during contract performance, to the extent that such costs are allowable and allocable, and the payment of a fee, the size of which is fixed in the contract. Cost-plus-award-fee contracts typically provide for the reimbursement of costs with a base fee and an additional fee that is based upon a periodic evaluation of the contractor's performance against specified criteria. Under time and materials contracts, the contractor agrees to provide certain categories of labor and materials at negotiated rates. To the extent a contractor's costs differ from the negotiated rates, the contractor realizes all of the benefit or detriment resulting from the difference between the contract price and the contractor's cost for a unit of labor or product. Risks associated with these fluctuations have been mitigated for information technology providers by the consistent decline in product costs over time, although these reductions must frequently be anticipated in the proposal process. Under fixed-price contracts, the contractor agrees to perform specified work for a fixed price and, accordingly, realizes all the benefit or detriment resulting from decreases or increases in the cost of performing the work.

      The IDIQ contracts historically negotiated by the Company typically specify the prices at which certain services and/or products are to be provided. These contracts have been and continue to be used for large-scale Government purchases of integrated systems that include a significant service or maintenance component, along with the provision of computer hardware and software. These IDIQ contracts are typically awarded to a single bidder or team of bidders chosen through a formal competitive bid process. The periods of performance for IDIQ contracts typically span a base year and a number of option years. IDIQ contracts do not obligate the Government to purchase goods or services at the levels set out in the request for proposal, and allow the Government to terminate the contract if it is dissatisfied with the contractor's pricing or performance, or simply for convenience. Alternatively, IDIQ vehicles offer both the Government and the contractor flexibility to introduce new products and services as technology changes over the life of the contract.

      Over the past few years, reforms of the Government procurement process have introduced a dramatic increase in the flexibility and alternatives available to the federal information technology buyer. Onerous regulations that effectively encouraged large scale, long term, single award procurements have given way to a more "commercial" buying approach. Government customers, particularly those buying computer hardware and software without a custom service element, are spending an increasing share of their procurement budgets through smaller scale, shorter term, multiple award, multiple agency contract vehicles. While each of these flexible contractual vehicles has its own unique characteristics, they have several major elements in common. Because these vehicles do not require the Government to make specific purchases, they are generally characterized as IDIQ contracts, and function as procurement "schedules" or catalogs. Although contractors must compete for the right to participate in these multi-agency, multi-vendor vehicles, winning the right to participate does not guarantee revenues, which require an effective post-award sales effort.

      In addition to purchasing from multiple IDIQ contracts, Government agencies may also purchase from GSA Schedules or MACs. Historically, the GSA would produce schedules for each agency, after extensive bidding and review processes, that would dictate the products, prices and vendors for all purchases by that agency. As a result of recent changes to the rules governing use of GSA Schedules for Government agency purchases of hardware, software and services, GSA Schedules now frequently act as broadly defined IDIQ contracts under which multiple Government agencies may procure hardware, software or related services from contractors authorized to sell under such GSA Schedules without minimum or maximum order limitations. Contractors participating in the GSA Schedule program are eligible to market their products to a broad range of Government customers. The GSA Schedules together with related basic purchasing agreements for larger volume purchases at reduced prices ("BPAs") offer Government agencies the advantage of an established contracting infrastructure including staff who are expert in the technologies offered by various vendors, volume driven pricing, access to the latest technology and streamlined purchasing mechanisms.

      At the time of initial award, prices to the end-users under the Company's GSA Schedules are set, either at a specified level for the duration of the contract or at specified levels varying over time. In addition, under certain circumstances, the Company is required under the terms of its GSA Schedules to pass on any savings, resulting from supplier discounts or other price reductions, to the Government in the form of corresponding price reductions. GSA Schedules do not have pre-set delivery schedules or minimum purchase levels. The uncertainties related to future contract performance costs, quantities to be shipped and dates of delivery make it difficult to predict the future revenues and profitability performance that may be associated with any particular GSA Schedule.

      Similar to GSA Schedules, MACs offer multiple agencies the opportunity to procure products from a broad range of vendors. For example, 45 contractors, including the Company and Sylvest, now hold MACs through the NIH's ECS II, which is a series of electronic hardware and software catalogs from which any Government agency that elects to participate may order. MACs specify products and prices and are issued by a specific government agency to multiple contractors. The agency which selects the vendors and maintains the products list and takes a small percentage of each order for administering the contract, and multiple agencies are permitted to place orders under the MAC.

      The evolution of procurement methods has had the effect of making the procurement of information technology in the Government more similar to that in the commercial sector. The new procurement methods allow for more timely purchases of information technology products and for multiple vendors selling the same products and services, resulting in increasing competition for contract orders. Thus, whereas historically a contract award typically assured the winning bidder of a predictable amount of revenue, in the current environment the contractor's post-award sales, marketing, and customer service effectiveness frequently dictate the amount and timing of all revenue to be realized under the contract or schedule. In effect, the new vehicles necessitate two selling cycles: one to win participation as a vendor under the umbrella contract and a second to actually win specific orders after contract award.

SUPPLIERS

      The Company maintains strong relationships with many of its key suppliers. These relationships allow the Company to work with these suppliers to fashion joint solutions for its customers. Management believes that the Company provides significant value to its suppliers by allowing them to take advantage of the Company's extensive knowledge of the Government and its procurement regulations. In addition, the Company's sales and marketing capabilities allow its suppliers to access new end-user markets without expanding their marketing functions. The Company currently has relationships with most leading hardware and software suppliers. The Company does not rely on any single supplier of products or services.

SALES AND MARKETING

      Sales and marketing efforts are split into contract pre-award and post-award activities. Employees in the Corporate Marketing Group focus on pre-award sales and marketing, including identifying new contracts, qualifying the Company to bid on such contracts and then bidding on such contracts. Once a contract is awarded, the business unit responsible for the new contract leads the technical performance and/or post-award sales and marketing effort intended to maximize sales. Under IDIQ contracts, the Company's post-award activities are the most significant factor in determining the amount of revenue realized.

      Within the Corporate Marketing Group, senior management and the Company's own professional staff of engineers, analysts and other personnel conduct the Company's sales and marketing activities. The Corporate Marketing Group employs approximately 35 people, the majority of which are engaged in the preparation and negotiation of major proposals.

MAJOR CUSTOMERS

      The Company has derived and expects to continue to derive substantially all of its total revenues from Government contracts. Contracts with NASA, NIH, and the U.S. Navy represented approximately 16%, 15% and 15% of 1997 revenues, respectively. Sales utilizing GSA schedules accounted for approximately 11% of 1997 revenues. The various Government customers exercise independent purchasing decisions, and sales to the Government are generally not regarded as constituting sales to one customer. Instead, each contracting entity is considered to be a separate customer.

EMPLOYEES

      On December 31, 1997, the Company employed 996 persons, 717 of these employees were technical personnel, 120 were marketing/sales personnel and 159 were other administrative staff. The Company believes that it is competitive in hiring and retaining qualified personnel. Less than 2% of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers its relations with its employees to be good and has not experienced any significant labor problems. R.O.W., TIS and TMA had 789 employees as of December 31, 1997.

Item 2. Facilities.

      The Company leases all of the offices and facilities used in connection with its operations. The following table sets forth information relating to the significant facilities leased by the Company. In addition, the Company leases several other customer support offices near customer facilities in various states.
                                                                      Expiration
                                                                          of
Location        Purpose                              Square Footage    Lease(s)

Bethesda, MD    Corporate Headquarters                       67,602    12/31/04
Cleveland, OH   NASA Lewis Support Facility                  90,000    12/31/98
Greenbelt, MD   Systems & Technology Group and
                Science & Engineering Group Headquarters     66,746    12/31/04

With the acquisitions of R.O.W., TIS and TMA, the Company has an additional 132,168 square feet of leased facilities.

Item 3. Legal Proceedings.

      The Company is not involved in any material legal proceedings. From time to time, the Company or its competitors file protests, as permitted under procurement regulations, in connection with specific contract awards. Historically, these proceedings have not had any material effect on the Company's financial condition, results of operations, or cash flow. There can be no assurance that the Company will not become involved in material legal proceedings or contract bid protest proceedings in the future.

Item 4. Submission Of Matters To A Vote Of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

      The Company's common stock is not traded on any established public trading market. As of March 25, 1998, there were 28 holders of record and approximately 22 beneficial owners of the Company's common stock. Substantially all of the shares of the Company's common stock are owned of record and beneficially by affiliates of TC Group, L.L.C. d/b/a/ The Carlyle Group ("Carlyle") or the directors and officers of the Company. The Company has not paid a cash dividend on its common stock for the two years ended March 25, 1998. The Company has no present intention to pay cash dividends on its common stock for the foreseeable future in order to retain all earnings for investment in the Company's business and the repayment of the Company's current indebtedness. The Company's Senior Credit Facility and the trust indenture for the Exchange Notes include certain restrictions on the Company's ability to pay cash dividends on the Company's common stock including, without limitation an aggregate limitation on all dividends since July 25, 1997 in excess of 50% of the Company's consolidated net income since the date thereof.

Recent Sales of Unregistered Securities

      Since January 1, 1997, the Company has sold and issued the following unregistered securities:

      On May 7, 1997, the Company issued 555,556 shares of the Company's common stock for an aggregate offering price of $15,000,000.

      On June 30, 1997, the Company issued 444,444 shares of the Company's common stock for an aggregate offering price of $12,000,000.

      No underwriters were engaged in connection with the foregoing sales of securities. Such sales were made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as transactions not involving a public offering, the respective purchasers thereof having acquired such shares for their respective accounts without a view to the distribution thereof.

Item 6. Selected Financial Data.

      The consolidated statement of operations data set forth below with respect to the years ended December 31, 1993, 1994, 1995, 1996 and 1997 and the consolidated balance sheet data at December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from, and are qualified by reference to, the Company's consolidated financial statements and notes thereto audited by Price Waterhouse LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in Items 7 and 8.

                                                                         Year Ended December 31,
                                                          1993        1994        1995         1996         1997
                                                        ---------   ---------   ---------    ---------    ---------
(In thousands)
Income Statement Data:
    Revenues ........................................   $ 112,441   $ 143,527   $ 129,819    $ 151,108    $ 336,306
                                                        ---------   ---------   ---------    ---------    ---------

    Expenses:
      Cost of sales and services ....................      86,623     114,038     107,366      114,248      280,903
      Selling, general and administrative ...........      14,395      20,546      20,943       21,366       37,804
      Amortization of goodwill
          and intangible assets......................          --          --          --           --        5,031
      Interest (a) ..................................       5,389       3,580       3,663        7,564       10,947
                                                        ---------   ---------   ---------    ---------    ---------

                   Total expenses ...................     106,407     138,164     131,972      143,178      334,685
                                                        ---------   ---------   ---------    ---------    ---------

    Income (loss) before extraordinary
        item and income taxes .......................       6,034       5,363      (2,153)       7,930        1,621

    Income tax provision (benefit) ..................         369       1,171      (3,950)       3,202        1,368
                                                        ---------   ---------   ---------    ---------    ---------

    Income before extraordinary item ................       5,665       4,192       1,797        4,728          253

    Extraordinary loss from early retirement of debt,
        net of income tax benefit (b) ...............          --          --          --           --       (2,770)
                                                        ---------   ---------   ---------    ---------    ---------

    Net income (loss)................................   $   5,665   $   4,192   $   1,797    $   4,728    $  (2,517)
                                                        =========   =========   =========    =========    =========


Operating Data(f):
    EBITDA (c) ......................................   $   7,509   $   6,734   ($    847)   $  14,082    $  18,213
    Net recourse interest expense (d) ...............         109          44          40        5,370        9,493
    Net cash recourse interest expense(e) ...........         109          44          40        3,926        8,689
    Depreciation and amortization ...................       1,366       1,327       1,266          782        7,099

Balance Sheet Data at End of Period:
    Working capital .................................   $  14,422   $  17,195   $  11,025    $  16,249    $  47,566
    Total assets ....................................     115,094     120,947     150,102       83,286      192,966
    Long-term debt ..................................      35,753      20,077      43,412       50,170      113,359
    Stockholders' equity (deficit) (g) ..............      15,310      19,399     (25,962)     (22,826)       1,017

(a) Interest expense includes interest on both recourse and nonrecourse notes payable and obligations under capital leases.

(b) During the year ended December 31, 1997, the Company wrote off the deferred financing fees related to the Recapitalization and the NYMA and Sylvest acquisition debt that was refinanced in July 1997.

(c) EBITDA represents the sum of income (loss) before extraordinary item and income taxes, net recourse interest expense and depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

(d) Net recourse interest expense is interest expense minus interest expense on nonrecourse notes payable and nonrecourse obligations under capital leases of $4,910, $3,188, $2,669, $2,015 and $1,161 and minus interest income on cash balances of $370, $348, $954, $179 and $293 for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

(e) Net cash recourse interest expense is net recourse interest expense minus amortization of deferred financing costs of $817 and $804 for the years ended December 31, 1996 and 1997, respectively, and minus interest expense of $627 for the year ended December 31, 1996 on FDC Notes that was paid through the issuance of payment in kind notes.

(f) Net cash flows from (for) operating activities was $12,258, $19,242, $(2,767), $1,452 and $20,907 for the years ended December 31, 1993, 1994, 1995,
1996 and 1997, respectively. Net cash flows (for) from investing activities was $(8,093), $(7,558), $(52,841), $49,703 and $(58,471) for the years ended
December 31, 1993, 1994, 1995, 1996 and 1997, respectively. Net cash flows from
(for) financing activities was $(4,155), $(3,529), $50,327, $(60,275) and
$42,700 for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

(g) Stockholders' equity (deficit) includes the effect of the Recapitalization which included a charge to stockholders' equity of $58.8 million. In connection with the Recapitalization and the acquisitions of NYMA and Sylvest, Carlyle and management have contributed approximately $43.1 million of cash to the Company. See Notes 2 and 4 to the Company's consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. EXCEPT AS EXPRESSLY INDICATED, THE FOLLOWING DISCUSSION DOES NOT GIVE EFFECT TO THE PRE-ACQUISITION OPERATIONS OF NYMA, SYLVEST, R.O.W., TIS AND TMA OR INCLUDE PRO FORMA FINANCIAL INFORMATION.

GENERAL

      The Company is a major supplier of information technology to a wide range of customers within the Government. The Company has assembled, through internal growth and strategic acquisitions, comprehensive information technology product and services capabilities to address the unique needs of its Government clients.

      Prior to December 1, 1995, the majority of the Company's common stock was owned by its employees. On December 1, 1995, the Company effected the Recapitalization wherein Holdings merged with and into the Company with the Company continuing as the surviving corporation. Holdings was a company organized by Carlyle to facilitate the Recapitalization and had no operating activity or history. Upon consummation of the Recapitalization, Holdings received 85.4% of the Company's outstanding common stock and 14.6% was retained by members of the Company's management who were shareholders prior to the Recapitalization. The merger was accounted for as a recapitalization, which resulted in a charge to stockholders' equity of $58.8 million to reflect the redemption of common stock.

      In May 1997, the Company purchased all of the outstanding shares of common stock of NYMA for $31.6 million. The purchase price consists of $26.6 million in cash and $5.0 million in subordinated notes. The agreement also provides for additional cash payments of up to $3.0 million if certain operating objectives related to new business activity through May 1998 are met. Such payments, if any, will be accounted for as adjustments to the purchase price. The Company financed the acquisition of NYMA through additional borrowing of $28.0 million and the sale of 555,556 shares of the Company's common stock, primarily to existing stockholders, for $15.0 million. A portion of the new borrowings was used to retire existing Company and NYMA working capital debt. NYMA is a provider of high technology engineering and information technology services under contracts with various Government agencies and subcontracts with large government contractors.

      In June 1997, the Company purchased all of the outstanding shares of common stock of Sylvest for $41.0 million. The purchase price consists of $33.0 million in cash and subordinated notes of $8.0 million of which $1.0 million was issued during 1998 after certain earnings objectives were met. Subordinated notes of $4.0 million were paid in August 1997. The Company financed the acquisition of Sylvest through additional borrowing of $27.4 million and the sale of 444,444 shares of the Company's common stock, primarily to existing stockholders, for $12.0 million. A portion of the new borrowings was used to retire existing Sylvest working capital debt. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace. Of the total fees and expenses related to these transactions, $1.0 million was paid to an affiliate of Carlyle.

      In December 1997, the Company sold substantially all of the assets of its wholly-owned subsidiary, DoxSys, Inc. for $4.2 million. The sale price may be increased by up to $6.0 million if certain earnings objectives during 1998 are met and is subject to adjustment based on an audit of the closing balance sheet.

      In February and March 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. ("R.O.W.") and Technical and Management Assistance, Inc. ("TMA") and also in February purchased all of the assets of Telos Corporation's Telos Information Systems Division ("TIS"), (collectively, the "Acquisitions"). The aggregate purchase price of the Acquisitions was $32.7 million. The purchase price consisted of $30.7 million in cash and $2.0 million in subordinated notes. The agreements also provide for additional cash payments up to $1.0 million if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. The purchase prices for all of the Acquisitions are subject to adjustment based on an audit of the closing balance sheets. The Company financed the Acquisitions through borrowing under its existing revolving line of credit facility. R.O.W. provides services that combine expert knowledge in life and health sciences with state-of-the-art computer based technologies principally to Government agencies. TMA provides information technology services principally to the air traffic management function within the Federal Aviation Administration. TIS provides engineering and information technology services to the Jet Propulsion Laboratory and other Government customers.

      Management believes the continuing consolidation within the information technology industry, particularly among companies serving Government customers, should result in additional opportunities for the Company to make attractive acquisitions. As a result, the Company is continually involved in the investigation and evaluation of potential acquisition candidates. Any such transactions are typically subject to numerous conditions, including due diligence investigations, contract reviews and negotiation of a definitive purchase agreement in addition to arranging acceptable financing. In evaluating acquisition targets, the Company considers, among other things, their competitive market position, management teams, growth potential, technical skills and contract base. As of March 25, 1998, the Company is not a party to any definitive binding acquisition, however at any time the Company may have one or more offers outstanding and may have executed one or more letters of intent. There can be no assurance, however, that any such understandings, letters of intent or discussions will result in any particular transaction being consummated, or that acceptable financing will be available.

      The Government accounted for approximately 95%, 97% and 97% of total revenues during 1995, 1996 and 1997, respectively. Revenue from sales and sales-type leases (capital leases on which the lessor derives profit on the underlying product as well as on the financing feature of the lease) is generally recognized upon installation at the customer's site. The Company pioneered the lease-to-ownership-plan ("LTOP"), a capital lease transaction, which allows customers the flexibility to use operating lease funds to acquire equipment and software and convert the transaction to an installment purchase if the contract equipment meets its longer-term technological requirements. Under an LTOP, the title of the equipment or software passes to the Government after the Government makes the final lease payment. The Company typically discounts payments to be received from the Government on a nonrecourse basis with independent financial institutions. Accordingly, the Company's net investment in sales-type leases are pledged as collateral for these nonrecourse obligations, which are reflected as nonrecourse indebtedness on the Company's consolidated balance sheet. The Company considers LTOPs to be sales-type leases in those instances where the Company believes that the risk of cancellation of the Government lease is remote.

      The Company's operating performance is affected by the number of Government contracts held, the types of contracts, the timing of installation or delivery and the relative margins of the services performed or products sold, as the case may be. In general, the Company earns its highest margins on its most specialized systems integration work and lower margins on cost-plus services contracts and on sales of COTS products by its Systems & Technology Group, which tend to have a lower services component associated with such sales and a more competitive after-award sales environment. However, profitability regularly varies from contract to contract and product to product over the contract term.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

REVENUES

      Revenues for the year ended December 31, 1997 were $336.3 million, up $185.2 million or 123% over 1996. The NYMA and Sylvest acquisitions accounted for $147.6 million of the increase in revenue over 1996. Revenue from equipment and software sales was $196.7 million, up $109.2 million or 125% from 1996. The NYMA and Sylvest acquisitions accounted for $86.1 million of the increase in equipment and software sales revenue over 1996. The remaining increase in revenue from equipment and software sales is principally due to increased emphasis on the Company's COTS products. Revenue from maintenance and support services was $134.5 million, up $74.7 million or 125% from 1996. The NYMA and Sylvest acquisitions accounted for $61.4 million of the increase in maintenance and support services revenue over 1996. The remaining increase in revenue from maintenance and support services is principally due to increased professional services performed under existing contracts and additional contracts under maintenance plans.

COST OF SALES AND SERVICES

      Cost of sales and services for the year ended December 31, 1997 was $280.9 million, up $166.7 million or 146% over 1996. The NYMA and Sylvest acquisitions accounted for $131.7 million of the increase in cost of sales and services over 1996. Cost of sales and services in 1997 was 85% of sales and services revenues compared with 78% of sales and services revenues for the comparable period in 1996. The decrease in the gross margin percentage primarily relates to increased influence of the COTS products sold through the Systems & Technology Group including Sylvest, which generally have lower gross margin percentages than product sales by the Systems Integration Group and Solutions Group, and the lower margins on NYMA's cost-plus-award fee business. This decrease was partially offset by the improved margins from the professional services business, a greater percentage of which is now being performed by the Company's employees instead of being subcontracted to third parties. Cost of sales and services and margin analysis do not reflect the current year's amortization of the present value of the contract profits acquired in the NYMA and Sylvest acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expense for the year ended December 31, 1997 was $37.8 million, up $16.4 million or 77% over 1996. The NYMA and Sylvest acquisitions accounted for $9.6 million of the increase in selling, general and administrative expenses over 1996. The remaining increase in selling, general and administrative expense was due primarily to an increase in the number of personnel. Excluding the effect of the NYMA and Sylvest acquisitions, selling, general and administrative expense for the year ended December 31, 1997 was 15% of revenues, compared with 14% in 1996.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

      The excess of the cost of acquiring NYMA and Sylvest over the fair value of identifiable net tangible and intangible assets acquired was $48.5 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $10.7 million acquired in the NYMA and Sylvest acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Amortization of goodwill and intangible assets for 1997 was $5.0 million.

INTEREST EXPENSE

      Interest expense for the year ended December 31, 1997 was $10.9 million, up $3.4 million, or 45% over 1996. Recourse interest expense increased $4.3 million for the year ended December 31, 1997 over 1996 primarily due to increased recourse debt balances including term debt used to partially finance the acquisitions of NYMA and Sylvest. Interest expense on nonrecourse debt declined $0.9 million for the year ended December 31, 1997 from 1996 due to a reduced level of capital leases. Interest expense is expected to be higher in 1998 than in 1997, reflecting the higher level of indebtedness to be outstanding for the full year, as a result of the acquisitions of NYMA, and Sylvest, and the additional indebtedness incurred to finance the acquisitions of R.O.W., TIS and TMA.

INCOME TAXES

      The effective tax benefit rate for the year ended December 31, 1997 was 12% as compared with the effective tax provision rate of 40% for 1996. The
1997 tax benefit resulted from the effect of the taxable loss incurred during the year and other items which were partially offset by the nondeductibility of the amortization of goodwill and the value assigned to contract backlog associated with the NYMA acquisition during 1997. The Company believes that the nondeductibility of the additional amortization of goodwill and the value related to contract backlog associated with the R.O.W acquisition will cause future tax rates to be higher.

EXTRAORDINARY LOSS

      In 1997, the Company recorded a charge to earnings of $4.5 million related to deferred financing fees associated with the debt incurred to finance the Prior Senior Credit Facility and the NYMA and Sylvest acquisitions. This debt was refinanced with proceeds from the Senior Subordinated Notes. This charge to earnings was reduced by an income tax benefit of $1.7 million which produced an extraordinary loss of $2.8 million.

NET LOSS/INCOME

      Net loss for the year ended December 31, 1997 was $2.5 million, a $7.2 million decrease from the net income of $4.7 million recorded in 1996 based on the reasons discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

REVENUES

      Revenues for the year ended December 31, 1996 were $151.1 million, up $21.3 million or 16% over 1995. Revenue from equipment and software sales was $87.5 million, up $6.5 million or 8% from 1995. The increase in revenue from equipment and software sales was principally due to increased emphasis on the Company's COTS products business. Revenue from maintenance and support services was $59.9 million, up $16.1 million or 37% from 1995. The increase in revenue from maintenance and support services was principally due to increased professional services performed under existing contracts and additional contracts under maintenance plans.

      COST OF SALES AND SERVICES

      Cost of sales and services for the year ended December 31, 1996 was $114.2 million, up $6.9 million or 6% compared with 1995. Cost of sales and services for 1996 was 78% of sales and services revenues compared with 86% of sales and services revenues in 1995. The increase in gross margin percentage primarily relates to efficiencies recognized on the higher revenue base in the maintenance and support services businesses and to a $6.3 million loss recorded in 1995 on a single fixed-price government contract. The loss resulted when expected cost reductions associated with the introduction of new technology were not realized. Excluding the effect of the $6.3 million loss, cost of sales and services for 1995 was 81% of sales and services revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

      Selling, general and administrative expense for the year ended December 31, 1996 was $21.4 million, up $0.4 million or 2% over 1995. Selling, general and administrative expense for the year ended December 31, 1996 was down to 14% of revenues compared with 16% of revenues for 1995. This decrease as a percent of revenues was due primarily to $5.4 million of expenses incurred during 1995 in connection with the Recapitalization. These expenses included the forgiveness of $3.1 million of indebtedness from certain of the Company's officers, special discretionary bonuses of $1.4 million and $0.9 million of other one-time charges. Excluding the effect of expenses incurred in connection with the Recapitalization, selling, general and administrative expenses as a percent of revenues would have been 11% in 1995. The increase in recurring selling, general and administrative expenses during 1996 primarily relates to increased personnel as the Company expanded its sales force in the products and professional services areas.

INTEREST EXPENSE

      Interest expense for the year ended December 31, 1996 was $7.6 million, up $3.9 million or 106% over 1995. The increase in interest expense primarily relates to the interest on the indebtedness which was issued in connection with the Recapitalization. The increase in interest expense on such indebtedness more than offset the decrease in interest expense resulting from reduced capital leases.

INCOME TAXES

      The effective tax provision rate for the year ended December 31, 1996 was 40% as compared with the effective tax benefit rate of 184% for 1995. The 1995 tax benefit resulted from the Company's elimination of its deferred tax asset valuation allowance of $3.3 million based on management's belief that there was sufficient assurance that the Company's deferred tax assets would be realized, offset by $0.6 million of nondeductible expenses. Excluding the effect of the elimination of the deferred tax asset valuation allowance and the nondeductible expenses, the Company would have had an effective tax benefit rate for the year ended December 31, 1995 of 36%.

NET INCOME

      Net income for the year ended December 31, 1996 was $4.7 million, up $2.9 million or 163% over 1995 based on the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity is cash provided by operations. The Company's liquidity requirements generally vary seasonally with revenues, which are generally higher in the third and fourth quarters of each year. Historically, cash flow from the collection of accounts receivable from the Government has generally been predictable and dependable. Cash and cash equivalents were $6.3 million at December 31, 1997, up $5.1 million from December 31, 1996 primarily as a result of net cash flow from operating activities of $20.9 million and net cash flows from financing activities of

$42.7 million being offset by net cash flow used in investing activities of $58.5 million. Net cash flow from operating activities was primarily a result of decreases in accounts receivable and net investments in sales-type leases of $11.5 million and $5.7 million, respectively. An increase in accounts payable and accrued expenses of $1.6 million was offset, in part, by an increase of $1.3 million in inventory. In addition, net change in other assets and liabilities represented a use of cash of $2.8 million. Net cash flow from financing activities was $42.7 million for 1997 primarily as a result of issuance of $105.0 million of Senior Subordinated Notes due in 2005, issuance of other term notes in connection with the NYMA and Sylvest acquisition of $55.4 million due in 2004, and $27.0 million from the issuance of additional common stock. This cash was used to retire existing term debt of $99.7 million, repay and retire line of credit balances of acquired companies of $18.3 million, repay other line of credit balances of $10.8 million, repayments of capital lease obligations of $5.0 million and costs associated with the issuance of stock and debt acquisition costs of $11.0 million. Net cash used in investing activities amounted to $58.5 million for 1997, primarily as a result of acquisition costs of NYMA and Sylvest totaling $54.2 million and the purchases of equipment for sales-type leases and property and equipment totaling $4.3 million.

      As of December 31, 1997, the Company had outstanding recourse debt of $113.0 million. This amount excludes $3.5 million of nonrecourse notes payable and obligations under capital leases, which the Company has recorded in connection with the financing of certain equipment sales and leases.

      The Company's Senior Credit Facility includes certain restrictions as to the Company's ability, among other things, to acquire or dispose of assets, to pay dividends and to incur additional indebtedness. In addition, the Company is required to maintain a minimum net worth and certain operating ratios, including, among others, interest and leverage coverage. Such requirements could limit the Company's ability to incur debt and could thereby limit the Company's liquidity and ability to make certain acquisitions. All of the Company's assets not otherwise pledged are utilized as collateral under the Company's credit agreements. The Senior Credit Facility also provides for a maximum availability based upon a borrowing base comprised of 85% of Eligible Receivables and 60% of Eligible Inventory (as defined in the Senior Credit Facility), up to a maximum availability of $75.0 million. At March 25, 1998 there were $4.0 million of undrawn letters of credit and borrowings of $28.9 million outstanding under the revolving line of credit. The Senior Credit Facility bears interest at the Company's option at the base rate in effect from time to time plus 1.25% or the eurodollar rate plus 2.25% plus an additional 2.0% on overdue amounts.

      The Company also maintains an inventory and receivables financing facility with an asset-based lender to facilitate the purchase of inventory from approved vendors for prompt resale to customers. The Company pays no interest on accounts drawn under such Floor Plan Financing Facility for negotiated periods and such drawn amounts are reflected in accounts payable and accrued contract expenses during such periods.

      Upon the closing of the acquisitions, all outstanding balances of NYMA, Sylvest and R.O.W. under their respective lines of credit were repaid in full by the Company and all lines of credit related to NYMA, Sylvest, R.O.W. and TMA have been cancelled. TMA had no borrowing outstanding under its line of credit upon closing.

      Stockholders' equity amounted to $1.0 million at December 31, 1997, an increase in stockholders' equity of $23.8 million from December 31, 1996. This increase is principally due to proceeds from the sale of common stock of $27.0 million, less issuance costs of $0.9 million and the net loss for 1997 of $2.5 million. The stockholders' deficit amounted to $22.8 million at December 31, 1996, a reduction of $3.1 million from December 31, 1995. This reduction is principally due to the net income of $4.7 million for 1996, net of a charge to retained earnings of $1.6 million, to fund future additional distributions for the benefit of the selling shareholders in the Recapitalization. The stockholders' deficit amounted to $26.0 million at December 31, 1995, a change of $45.4 million from stockholders' equity at December 31, 1994. The reduction is principally due to the redemption of common stock in the Recapitalization of $58.8 million and other redemption's of common stock of $1.8 million, offset in part by net income of $1.8 million and net proceeds from the sale of common stock of $13.9 million.

      As of December 31, 1997, the Company had no significant capital expenditure commitments.

      Based on the Company's current level of operations, management believes that available cash, together with the available borrowings under the Senior Credit Facility and the Floor Plan Financing Facility, should be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of interest on its debts through at least the next twelve months.

INFLATION AND GENERAL ECONOMIC CONDITIONS

      Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. Unlike other service providers, the Company does not have a significant number of fixed price service contracts where the Company bears the risk of cost increases. The Company's operating results would be adversely affected by increases in interest rates which would result in higher interest payments by the Company under its variable rate credit facilities. As of March 25, 1998, the Company had borrowings of $28.9 million outstanding and $4.0 million of undrawn letters of credit under its variable rate credit facilities. If interest rates rise, the Company's cost of capital and debt service requirements would increase. The Company has not historically entered into hedging transactions with respect to its variable rate debt, but may do so in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

YEAR 2000 COMPLIANCE

      To the extent that the Company's internal business systems and applications will not accommodate the turn of the century, the Company plans to implement the necessary vendor upgrades and modifications to ensure continued functionality beyond December 31, 1999. At present, management does not expect that material incremental costs will be incurred in the aggregate or in a single year by addressing the "Year 2000" issue.

                                       ***

      The foregoing discussion of various factors that may impact 1998 performance contains certain forward-looking statements. In addition, the Company or its representatives from time to time may make or have made certain forward-looking statements. Those forward looking statements made by the Company or its representatives are qualified in their entirety by reference to the discussion in this document, other public documents, and the discussion of important factors that could cause the Company's actual results to differ materially from those projected or discussed in those forward looking statements. It is intended that the foregoing constitute meaningful cautionary statements so as to obtain the protections of the safe harbor established for such statements by the Private Securities Litigation Reform Act of 1995.

                                       ###


Item 8. Consolidated Financial Statements.


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants............................................F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997.................F-2

Consolidated Statements of Operations for the Years
Ended December 31, 1995, 1996 and 1997.......................................F-3

Consolidated Statements of Stockholders' (Deficit) Equity for the
Years Ended December 31, 1995, 1996 and 1997.................................F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995, 1996 and 1997.............................................F-5

Notes to Consolidated Financial Statements...................................F-6

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Federal Data Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Federal Data Corporation and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Washington, D.C.
March 18, 1998

                         Federal Data Corporation
                        Consolidated Balance Sheets
                     (In thousands, except share data)

                                                                              December 31,
                                                                         ----------------------
                                                                           1996         1997
                                                                         ---------    ---------
Assets
     Cash and cash equivalents .......................................   $   1,191    $   6,327
     Accounts receivable .............................................      54,379       96,074
     Net investment in sales-type leases .............................       9,251        6,839
     Inventory .......................................................          --        6,346
     Other assets ....................................................       4,629        8,376
                                                                         ---------    ---------

                  Total current assets ...............................      69,450      123,962

     Net investment in sales-type leases .............................       8,609        1,203
     Leased and other property and equipment .........................       1,462        3,746
     Goodwill and intangible assets ..................................          --       54,161
     Other assets ....................................................       3,765        9,894
                                                                         ---------    ---------

                  Total assets .......................................   $  83,286    $ 192,966
                                                                         =========    =========

Liabilities and stockholders' (deficit) equity

     Notes payable - recourse ........................................   $   4,235    $       0
     Notes payable - nonrecourse .....................................       5,177          478
     Obligations under capital leases - recourse .....................       1,614           --
     Obligations under capital leases - nonrecourse ..................       4,255        2,636
     Accounts payable and other liabilities ..........................      37,920       73,282
                                                                         ---------    ---------

                  Total current liabilities ..........................      53,201       76,396

     Notes payable - recourse ........................................      40,250      113,000
     Notes payable - nonrecourse .....................................       5,032           --
     Obligations under capital leases - recourse .....................       2,586           --
     Obligations under capital leases - nonrecourse ..................       2,302          359
     Other liabilities ...............................................       2,741        2,194
                                                                         ---------    ---------

                  Total liabilities ..................................     106,112      191,949
                                                                         ---------    ---------

     Stockholders' (deficit) equity

     Common stock, $.01 par value: 8,000,000 shares authorized;
          shares issued and outstanding, 1,910,896 in 1996 and
          2,910,896 in 1997 ..........................................          19           29
     Capital in excess of par value ..................................      13,950       40,300
     Accumulated deficit .............................................     (36,795)     (39,312)
                                                                         ---------    ---------

                  Total stockholders' (deficit) equity ...............     (22,826)       1,017
                                                                         ---------    ---------

Commitments

                  Total liabilities and stockholders' (deficit) equity   $  83,286    $ 192,966
                                                                         =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            Federal Data Corporation
                      Consolidated Statements of Operations
                                 (In thousands)

                                                          Year Ended December 31,
                                                    ----------------------------------
                                                      1995         1996        1997
                                                    ---------    ---------   ---------
Revenues
     Equipment and software sales ...............   $  81,038    $  87,543   $ 196,735
     Maintenance and support services ...........      43,750       59,871     134,533
     Interest and other .........................       5,031        3,694       5,038
                                                    ---------    ---------   ---------

                  Total revenues ................     129,819      151,108     336,306
                                                    ---------    ---------   ---------

Expenses
     Cost of sales and services .................     107,366      114,248     280,903
     Selling, general and administrative ........      20,943       21,366      37,804
     Amortization of goodwill and
          intangible assets......................          --           --       5,031
     Interest ...................................       3,663        7,564      10,947
                                                    ---------    ---------   ---------

                  Total expenses ................     131,972      143,178     334,685
                                                    ---------    ---------   ---------

(Loss) income before extraordinary item and
      income taxes ..............................      (2,153)       7,930       1,621

Income tax (benefit) provision ..................      (3,950)       3,202       1,368
                                                    ---------    ---------   ---------

Income before extraordinary item ................       1,797        4,728         253

Extraordinary loss from early retirement of debt,
     net of income tax benefit of $1,697 ........          --           --      (2,770)
                                                    ---------    ---------   ---------

Net income (loss) ...............................   $   1,797    $   4,728   $  (2,517)
                                                    =========    =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            Federal Data Corporation
            Consolidated Statements of Stockholders' (Deficit) Equity
                        (In thousands, except share data)

                                                                                            Retained
                                                Common Stock               Capital in       Earnings
                                         ---------------------------       Excess of      (Accumulated
                                           Shares         Par Value        Par Value        Deficit)          Total
                                         ----------       ----------       ----------     ------------       ----------

Balance, December 31, 1994 ........       5,738,312       $       57       $    5,845       $   13,497       $   19,399
Net income ........................              --               --               --            1,797            1,797
Redemptions of common stock from
     Merger .......................      (5,313,814)             (53)          (4,094)         (54,648)         (58,795)
Other redemption of common stock ..        (164,831)              (1)          (1,816)              --           (1,817)
Shares exchanged, net .............          16,229               --               --               --               --
Proceeds from sale of common stock,
     net of expenses of $2,158 ....       1,635,000               16           13,926               --           13,942
Distribution to liquidating trust .              --               --               --             (559)            (559)
Deferred compensation .............              --               --               71               --               71
                                         ----------       ----------       ----------       ----------       ----------

Balance, December 31, 1995 ........       1,910,896               19           13,932          (39,913)         (25,962)
Net income ........................              --               --               --            4,728            4,728
Additional Merger expenses ........              --               --              (53)              --              (53)
Distribution to be made to former
     stockholders .................              --               --               --           (1,610)          (1,610)
Deferred compensation .............              --               --               71               --               71
                                         ----------       ----------       ----------       ----------       ----------

Balance, December 31, 1996 ........       1,910,896               19           13,950          (36,795)         (22,826)
Net loss ..........................              --               --               --           (2,517)          (2,517)
Proceeds from sale of common stock,
     net of expenses of $882 ......       1,000,000               10           26,108               --           26,118
Deferred compensation .............              --               --              242               --              242
                                         ----------       ----------       ----------       ----------       ----------

Balance, December 31, 1997 ........       2,910,896       $       29       $   40,300       ($  39,312)      $    1,017
                                         ==========       ==========       ==========       ==========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            Federal Data Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Year Ended December 31,
                                                         -----------------------------------
                                                           1995         1996         1997
                                                         ---------    ---------    ---------
Cash flows from operating activities:
     Net income (loss)................................   $   1,797    $   4,728    $  (2,517)
     Adjustments to reconcile net income to
           net cash flows from operating activities:
     Extraordinary loss from early retirement of debt,
           net of income tax benefit of $1,697 .......          --           --        2,770
     Depreciation and amortization ...................       1,266          782        7,099
     Gain on sale of subsidiaries ....................          --           --       (1,600)
     (Income) loss recorded on sales-type leases .....      (4,062)      (1,738)         465
     Collections from sales-type leases ..............      12,372        6,075        5,655
     Increase in inventory ...........................          --           --       (1,347)
     Decrease (increase) in accounts receivable ......       6,712       (5,569)      11,511
     (Decrease) increase in accounts payable
          and accrued expenses .......................     (18,839)       2,180        1,626
     Net change in other assets and liabilities ......      (2,013)      (5,006)      (2,755)
                                                         ---------    ---------    ---------

     Net cash flows from operating activities ........      (2,767)       1,452       20,907
                                                         ---------    ---------    ---------

Cash flows from investing activities:
     (Purchase) sale of short-term investments .......     (51,762)      51,762           --
     Acquisitions of businesses, net of cash
          received ...................................          --           --      (54,175)
     Proceeds from sale of equipment .................       1,503           --           --
     Proceeds from sale of division ..................         890           --           --
     Purchase of equipment for sales-type leases .....      (2,786)      (1,156)      (2,151)
     Purchase of property and equipment ..............        (686)        (903)      (2,145)
                                                         ---------    ---------    ---------

     Net cash flows from investing activities ........     (52,841)      49,703      (58,471)
                                                         ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from borrowings ........................      61,478        1,916      160,400
     Repayments of borrowings ........................     (13,451)     (15,797)     (99,650)
     Net borrowings (repayments) under lines of
          credit .....................................          --       10,800      (29,058)
     Payments to selling stockholders ................          --      (51,762)          --
     Proceeds from sale of common stock ..............      16,100           --       27,000
     Recapitalization, stock issuance and debt
          acquisition costs ..........................      (5,294)          --      (10,988)
     Redemption of common stock ......................      (1,817)          --           --
     Repayments of capital lease obligations .........      (6,689)      (5,432)      (5,004)
                                                         ---------    ---------    ---------

     Net cash flows from financing activities ........      50,327      (60,275)      42,700
                                                         ---------    ---------    ---------

Net change in cash and cash equivalents ..............      (5,281)      (9,120)       5,136

Cash and cash equivalents, beginning of year .........      15,592       10,311        1,191
                                                         ---------    ---------    ---------

Cash and cash equivalents, end of year ...............   $  10,311    $   1,191    $   6,327
                                                         =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            Federal Data Corporation
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)

Note 1 - Nature of Business

The accompanying consolidated financial statements include the accounts of Federal Data Corporation and its wholly-owned subsidiaries (collectively, the Company). The Company operates in one business segment and principally engages in the sale and integration of commercially available data processing solutions and professional services to the United States Government (the Government). The Government accounted for approximately 95%, 97%, and 97% of total revenue during 1995, 1996, and 1997, respectively. The Company pursues this business as a computer/network systems integrator, reseller and professional services provider. The traditional integration business focuses on configuring various types of computer hardware, software and peripherals obtained from one or more manufacturers or suppliers, combined with data networking components, to produce a single turnkey system designed to accommodate the data processing requirements of the customer. This business is generally oriented toward mission-critical business applications. The Company generally provides ongoing maintenance and other consulting and support services related to the solutions installed by the Company. The Company also establishes relationships with providers of hardware and software components and offers these products under a variety of contract offerings such as GSA schedules and competitive contract vehicles.

The data processing solutions are sold or leased to the Government under various types of agreements providing for, in certain cases, purchase options or other lease to ownership arrangements. Most contracts with Government agencies expire on September 30 of each year (the Government's fiscal year end) and are renewable for additional fiscal years subject to the appropriation of funding. While the Company's Government contracts provide for fiscal funding termination, the Company has not experienced any early terminations of significant contracts since its inception.

================================================================================

Note 2 - Merger

In December 1995, FDC Holdings, Inc. (Holdings) merged with and into the Company with the Company continuing as the surviving corporation (the Merger). Holdings was a company organized by The Carlyle Group (Carlyle) to facilitate the Merger and had no operating activity or history. Upon consummation of the Merger, Holdings received 85.4% of the Company's common stock and 14.6% was retained by members of Company management who were shareholders prior to the Merger. Existing shareholders exchanged 259,667 shares of the Company's common stock for 275,896 shares of common stock of the surviving corporation, 164,831 shares of common stock were purchased and retired and the remaining 5,313,814 shares of common stock were redeemed with the Merger consideration. The Merger was accounted for as a recapitalization which resulted in a charge to stockholders' equity of $58,795 to reflect the redemption of common stock.

The Company financed the Merger through proceeds from term loans of $35,000, borrowings under a revolving line of credit of $6,500 and an equity purchase of 1,635,000 shares of common stock by Holdings for $16,100. These proceeds were also utilized to pay fees and expenses related to the Merger and acquisition of the debt, and to provide working capital for the Company. Of the total fees and expenses, $1,500 was paid to an affiliate of Carlyle. At December 31, 1995, the Merger consideration was invested in money market funds. In January 1996, the Company liquidated this investment and paid the selling shareholders $49,448 of the Merger consideration in cash and issued subordinated notes amounting to $7,033. The remaining balance of the Merger consideration of $2,315 was paid in cash in April 1996. The subordinated notes were paid in full in August 1997.

As part of the consideration for the purchase of the common stock of the selling stockholders outlined in the Merger agreement, the Company prepaid $1,610 of premiums during 1996 under a Split Dollar life insurance policy to fund future additional distributions to the selling shareholders. The Company recorded a reduction of $1,610 in retained earnings during 1996 based on the distribution that will be made to the selling shareholders in 1999 when the Split Dollar payments are received.

As a condition of the Merger, the Company was required to dispose of certain nonessential assets and related liabilities. These assets and related liabilities consisted of an airplane, land and building in South Carolina, certain artwork, the Company's Financial Services Division and a 10% limited partnership interest in a bankrupt partnership that previously held title to the office building in which the Company is located. An entity controlled by the former majority shareholder purchased the airplane, the Company's Financial Services Division and the 10% limited partnership interest and assumed the related liabilities for $2,393, the aggregate independent appraised value of the airplane and the Financial Services Division. The Company attributed no value to the partnership interest. The Company has placed the artwork and the land and building in South Carolina into a liquidating trust. The liquidating trust is required to sell these assets and distribute the net proceeds to the selling shareholders. The disposition of these nonessential assets and liabilities did not have a significant impact on the Company's consolidated financial statements.

The Merger agreement generally required the Company to complete the distribution of the assets held by the Federal Data Corporation Employee Stock Ownership Plan (the ESOP). These assets consisted principally of shares of the Company's common stock. The Company had previously terminated the ESOP in May 1994 and received approval from the Internal Revenue Service to distribute the assets in October 1995. In October and November 1995, the Company distributed the assets of the ESOP to the participants. The ESOP distribution had no effect on the Company's consolidated financial statements.

Concurrent with the acquisition of a controlling interest in the Company by Carlyle in 1995, the Company entered into a management agreement with an affiliate of Carlyle for certain management and financial advisory services to be provided to the Company and its subsidiaries. The agreement provides for the payment of annual management fees in an amount equal to $300. In addition, concurrent with the acquisition of Carlyle `s controlling interest, the Company entered into a three year consulting agreement with the former majority shareholder and a three year agreement to lease a corporate aircraft with an affiliate of the former majority shareholder. The consulting agreement provides for annual payments of $200 and the lease of the aircraft provides for annual payments of $300 plus a usage charge which amounted to $56 and $48 during 1996 and 1997, respectively.

================================================================================

Note 3 - Summary of Significant Accounting Policies

The accounting policies of the Company conform to generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation. Those policies significantly affecting the consolidated financial statements are summarized below.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Revenue Recognition

Revenue from fixed price sales and sales-type leases is recorded upon installation or shipment to the customer's site, depending on contractual terms. On cost reimbursable contracts, revenue is recorded as contract costs are incurred, plus a proportionate amount of the fee expected to be realized on the contract. Maintenance and other support service revenue is recognized as services are provided.

Depreciation and Amortization

Leased and other property and equipment are stated at original cost, net of accumulated depreciation and amortization, and are depreciated and amortized by the Company using the straight-line method over their estimated useful lives. The estimated useful lives of principal items of computer, furniture, office and other equipment range from 3 to 10 years. Leasehold improvements are amortized over the term of the related lease. Deferred financing fees are being amortized over the terms of the related notes payable.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist primarily of short-term, highly liquid investments with insignificant interest rate risk and original maturities of 3 months or less at date of acquisition. Similar investments with original maturities beyond 3 months are considered short-term investments and are carried at cost, which approximates market value.

Inventory

Inventory of computer equipment and software is carried at the lower of cost or market, using the specific identification method.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables, accounts payable, and accrued expenses approximate their carrying value because of their short-term nature. The fair value of long-term debt has been estimated using quoted market prices or discounted cash flow analysis using rates currently available to the Company for debt with similar terms and maturities.

The carrying and fair value of the Company's long-term debt including current maturities consist of the following as of December 31:

                                                         1996                   1997
                                                  ------------------     ------------------
                                                   Carrying    Fair      Carrying      Fair
                                                    Value      Value      Value       Value
                                                  ------------------     ------------------
Long-term debt including current maturities........$54,694    $54,694    $113,478    $110,853

Income Taxes

The Company recognizes deferred income taxes for the expected future tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash principally in one United States bank. Accounts receivable result primarily from contracts with the Government. Contracts with the Government do not require collateral or other arrangements. The Company does not believe significant credit risk exists at December 31, 1997.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of acquiring businesses over the fair value of identifiable net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over the period for which the Company estimates it will benefit directly from the acquisition. Although the period of benefit from the goodwill can be difficult to estimate, the Company considers goodwill to be recoverable as long as the acquisition generates positive cash flow from operations after implementation of the Company's strategic plan or completion of reorganization efforts, if any. Recoverability of goodwill is evaluated periodically based on current undiscounted cash flow projections of each specific acquired business. Goodwill related to the acquisitions described in Note 4 amounted to $48,491 and is being amortized over fifteen years. Goodwill amortization expense for the year ended December 31, 1997 was $1,784.

Other intangible assets represent contract backlog at the acquisition date and is recorded at the present value of the projected pretax profits. The present value of the contract profits relating to the acquisitions described in Note 4 of $10,701 is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. The amortization of this intangible asset amounted to $3,247 for the year ended December 31, 1997.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, the Company is not required to present earnings per share for as long as the Company is not publicly held.

================================================================================

Note 4 - Acquisitions

In May 1997, the Company purchased all of the outstanding shares of common stock of NYMA, Inc. (NYMA) for $31,587. The purchase price consists of $26,587 in cash and $5,000 in subordinated notes. The agreement also provides for additional cash payments of up to $3,000 if certain operating objectives related to new business activity are met. Such payments, if any, will be accounted for as adjustments to the purchase price. The Company financed the acquisition of NYMA through additional borrowing of $28,000 and the sale of 555,556 shares of the Company's common stock for $15,000. A portion of the new borrowings was used to retire existing Company and NYMA working capital debt. NYMA is a provider of high technology engineering and information technology services under contracts with various U.S. Government agencies and subcontracts with large government contractors. In June 1997, the Company also purchased all of the outstanding shares of common stock of Sylvest Management Systems Corporation (Sylvest) for $41,017. The purchase price consists of $33,017 in cash and subordinated notes of $8,000 of which $1,000 was issued during 1998 after certain earnings objectives were met. Subordinated notes of $4,000 were paid in August 1997. The Company financed the acquisition of Sylvest through additional borrowing of $27,400 and the sale of 444,444 shares of the Company's common stock for $12,000. A portion of the new borrowings was used to retire existing Sylvest working capital debt. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace. Of the total fees and expenses related to these transactions, $1,000 was paid to an affiliate of Carlyle.

Condensed unaudited pro forma operating data which gives effect to the acquisitions of NYMA and Sylvest for the year ended December 31, 1996 and 1997 is provided below. Such unaudited pro forma operating data has been prepared as if the acquisitions occurred as of the beginning of the reporting period.

                                                      1996        1997
                                                    ---------   ---------

Revenue .........................................   $ 332,822   $ 432,993
                                                    =========   =========
Income (loss) before extraordinary item
   and income taxes .............................   $   3,076   $  (2,806)
                                                    =========   =========
Net income (loss) ...............................   $   1,258   ($  5,978)
                                                    =========   =========

In the opinion of management, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consumated at the beginning of 1996 or at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.

================================================================================

Note 5 - Accounts Receivable

Accounts receivable consists of the following as of December 31:

                                                      1996         1997
                                                    --------     --------
Billed .........................................    $ 38,546     $ 85,240
Unbilled .......................................      16,169       11,462
Less allowance for doubtful accounts ...........        (336)        (628)
                                                    --------     --------
Total accounts receivable ......................    $ 54,379     $ 96,074
                                                    ========     ========

Unbilled accounts receivable consisted primarily of revenue not yet billable because of contract terms, differences between actual and provisional indirect rates for years open to Government audit and contract retainages. Retainages are generally billable upon acceptance of work by customers or completion of contract audits by the Government.

================================================================================

Note 6 - Net Investment in Sales-Type Leases

Net investment in sales-type leases consists of the following as of December 31:

                                                  1996        1997
                                                --------    --------

Minimum lease payments receivable ...........   $ 20,683    $  8,782
Less unearned income ........................     (2,823)       (740)
                                                --------    --------

Total net investment in sales-type leases ...     17,860       8,042

Less current portion ........................      9,251       6,839
                                                --------    --------

Long-term net investment in sales-type leases   $  8,609    $  1,203
                                                ========    ========

Future minimum lease payments receivable as of December 31, 1997 are due as follows:

                         1998 ................  $7,545
                         1999 ................   1,237

================================================================================

Note 7 - Other Assets

Other assets consist of the following as of December 31:

                                              1996                  1997
                                      -------------------    -------------------
                                      Current   Long-term    Current   Long-term
                                      -------   ---------    -------   ---------

Deferred financing fees ..........    $    0      $2,319     $    0      $7,196
Receivable from sale of subsidiary        --          --      4,000         215
Prepaid expenses .................     1,895          --      2,716         403
Refundable income taxes ..........        --          --      1,448          --
Deferred taxes ...................     2,105       1,092         --       1,237
Other ............................       629         354        212         843
                                      ------      ------     ------      ------

Total other assets ...............    $4,629      $3,765     $8,376      $9,894
                                      ======      ======     ======      ======

In 1997, the Company recorded a charge to earnings of $4,467 related to deferred financing fees associated with the debt incurred to finance the Merger and the NYMA and Sylvest acquisitions. This debt was refinanced with proceeds from the Senior Subordinated Notes. This charge to earnings was reduced by an income tax benefit of $1,697 which produced an extraordinary loss of $2,770. Amortization of deferred financing fees which is included in interest expense amounted to $817 and $804 during 1996 and 1997, respectively.

During 1997, the Company sold substantially all the assets and business of its wholly-owned subsidiaries, DoxSys, Inc. (DoxSys) and VAD International, Inc.
(VAD) resulting in a pretax gain of $1,600. The operations of DoxSys and VAD were not material to the Company's financial condition or results of operations.

================================================================================

Note 8 - Leased and Other Property and Equipment

Leased and other property and equipment consist of the following as of December 31:

                                                              1996         1997
                                                             ------       ------

Furniture, office and other equipment, net of
     accumulated depreciation of $3,798 and $8,845 ...       $1,364       $3,600
Leasehold improvements, net of accumulated
     amortization of $3,678 and $3,675 ...............           98          146
                                                             ------       ------

Total leased and other property and equipment ........       $1,462       $3,746
                                                             ======       ======


Total depreciation and amortization expense related to leased and other property and equipment during 1995, 1996 and 1997 was $1,266, $782 and $1,326, respectively.

================================================================================

Note 9 - Notes Payable

Recourse notes payable consist of the following as of December 31:

                                                            1996          1997
                                                          --------      --------

Senior Subordinated Notes payable in August 2005 ... $ 0 $105,000 Term A note payable in quarterly installments
      through December 2000 ........................        17,647            --
Revolving line of credit ...........................        10,800            --
Term B note payable in quarterly installments
      through December 2002 ........................         8,319            --
Other subordinated notes ...........................         7,350         8,000
Notes payable in monthly installments through
      October 1997, with interest at 7.34% to 10.73%           369            --
                                                          --------      --------

Total recourse notes payable .......................        44,485       113,000

Less current portion ...............................         4,235            --
                                                          --------      --------

Long-term recourse notes payable ...................      $ 40,250      $113,000
                                                          ========      ========

In July 1997, the Company issued $105,000 of Senior Subordinated Notes and utilized the proceeds to repay its indebtedness under its existing term loans as well as the additional borrowings incurred to finance the NYMA and Sylvest acquisitions. All of the Company's direct and indirect wholly-owned subsidiaries have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under the Senior Subordinated Notes. The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The separate financial statements of the subsidiary guarantors are not presented because the Company's management believes that such financial statements are not material to investors.

The Senior Subordinated Notes bear interest at 10.125% per annum with interest payable semi-annually in February and August of each year, commencing in February 1998. The principal of the Senior Subordinated Notes is due in August 2005. The Company may redeem a portion of the Senior Subordinated Notes at any time prior to August 2001 with the net proceeds of one or more public equity offerings. At any time after August 2001, the indenture provides that a portion of the Senior Subordinated Notes may be redeemed upon a change of control and also provides for other optional redemptions. All redemptions prior to August 2005 require the Company to pay a premium. The indenture includes certain restrictions as to the Company's ability, among other things, to acquire or dispose of assets, incur additional debt, or to pay dividends. In addition, the Company is required to maintain a minimum net worth and certain operating ratios, including among others, interest and leverage coverage.

At December 31, 1997, the Company had a $75,000 revolving line of credit facility which expires in July 2002. Interest accrues on borrowings under the revolving line of credit at 1.25% plus the highest of (a) the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate (5.8% at December 31, 1997) or (b) the prime lending rate (8.5% at December 31, 1997). In addition, the Company pays a commitment fee of 0.5% of the unused line of credit facility. The Company's revolving line of credit agreement includes certain restrictions as to the Company's ability, among other things, to acquire or dispose of assets or to pay dividends. In addition, the Company is required to maintain a minimum net worth and certain operating ratios, including among others, interest and leverage coverage. All of the Company's assets not otherwise pledged are utilized as collateral under the Company's credit agreements.

The other subordinated notes outstanding as of December 31, 1997 were issued by the Company in connection with the NYMA and Sylvest acquisitions. The other subordinated notes bear interest payable semi-annually at increasing rates starting at 9% per annum and increasing to 13% per annum. The principal of the notes are due in 2004 and can be repaid at any time without penalty at the option of the Company.

The Company finances certain equipment leases to Government customers with borrowings or capital leases that are recourse only to the related payment stream and property leased. In most circumstances, the Company's future obligation under nonrecourse agreements, in the event of default by the end user lessee, would be limited to ensuring the return of the associated assets to the lender.

Nonrecourse notes payable consist of the following as of December 31:

                                                                           1996         1997
                                                                          -------      -------
Notes secured by equipment and minimum lease payments receivable from customers, repayable through March 1998, with interest at
     6.75% to 12.75% ...............................................      $10,209      $   478

Less current portion ...............................................        5,177          478
                                                                          -------      -------

Long-term nonrecourse notes payable ................................      $ 5,032      $     0
                                                                          =======      =======

================================================================================

Note 10 - Obligations under Capital Leases

Obligations under recourse capital leases consist of the following as of December 31:

                                                            1996       1997
                                                         -------    -------

Minimum lease payments ..............................    $ 4,919    $     0
Less deferred interest ..............................       (719)        --
                                                         -------    -------

Total obligations under recourse capital leases .....      4,200         --

Less current portion ................................      1,614         --
                                                         -------    -------

Long-term obligations under recourse capital leases .    $ 2,586    $     0
                                                         =======    =======

Obligations under nonrecourse capital leases consist of the following as of December 31:

                                                            1996       1997
                                                         -------    -------

Minimum lease payments ...............................   $ 7,239    $ 3,167
Less deferred interest ...............................      (682)      (172)
                                                         -------    -------

Total obligations under nonrecourse capital leases ...     6,557      2,995

Less current portion .................................     4,255      2,636
                                                         -------    -------

Long-term obligations under nonrecourse capital leases   $ 2,302    $   359
                                                         =======    =======

Future minimum lease payments under capital leases as of December 31, 1997 are due as follows:

                                                    Recourse    Nonrecourse
                                                    --------    -----------

                1998 .............................  $    0          $2,808
                1999 .............................      --             359

================================================================================

Note 11  - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following as of December
31:

                                              1996                      1997
                                      ---------------------     ---------------------
                                      Current     Long-term     Current     Long-term
                                      -------     ---------     -------     ---------
Accrued contract expenses ......      $19,289      $     0      $29,143      $     0
Accounts payable ...............        8,042           --       23,425           --
Other accrued expenses .........        3,368           --        7,809        1,164
Accrued interest payable .......          508           --        5,030           --
Deferred income ................        3,121        2,272        4,608        1,030
Deferred income taxes payable ..           --           --          843           --
Income taxes payable ...........        1,660           --          733           --
Other ..........................        1,932          469        1,691           --
                                      -------      -------      -------      -------
Total accounts payable and other
liabilities ....................      $37,920      $ 2,741      $73,282      $ 2,194
                                      =======      =======      =======      =======

As of December 31, 1997 accounts payable and accrued contract expenses include approximately $2,841 in amounts payable to an asset-based lender under an arrangement established to facilitate the purchase of inventory. Under this arrangement, the lender directly pays the vendors for purchases made by the Company. The arrangement provides the Company with up to $30,000 in credit from the lender for inventory purchases. The terms of the arrangement enable the Company to repay outstanding amounts paid by the lender, interest free, within a stipulated time period from the initial purchase from the vendors. After the stipulated time period, interest under this arrangement accrues at the prime rate plus 2.0% as determined by the lender (10.50% at December 31, 1997). This arrangement requires the Company to maintain a minimum net worth and certain operating ratios, including among others, interest and leverage coverage.

In connection with this arrangement, the asset-based lender entered into an Intercreditor and Subordination Agreement (the Intercreditor Agreement) with the bank group that has extended the Company a revolving line of credit facility (see Note 9). Under the Intercreditor Agreement, all advances made by the asset-based lender are collateralized by the Company's inventory and accounts receivable resulting from the sale of inventory purchased under the above arrangement.

================================================================================

Note 12 - Income Taxes

The income tax (benefit) provision consists of the following for the years ended December 31:

                                                 1995       1996      1997
                                                -------    -------   -------
Current income tax provision:

Federal .....................................   $   153    $ 1,370   $   364
State .......................................       508        418       157
                                                -------    -------   -------

Total current income tax provision ..........       661      1,788       521
                                                -------    -------   -------

Deferred income tax (benefit) provision:

Federal .....................................    (4,365)     1,228      (723)
State .......................................      (246)       186      (127)
                                                -------    -------   -------

Total deferred income tax (benefit) provision    (4,611)     1,414      (850)
                                                -------    -------   -------

Total income tax (benefit) provision ........   ($3,950)   $ 3,202   ($  329)
                                                =======    =======   =======

Income tax (benefit) provision as reflected on the consolidated statements of operations consist of the following:

                                                1995         1996        1997
                                               -------      -------     -------

(Loss) income before extraordinary item
      and income taxes....................     ($3,950)     $ 3,202     $ 1,368
Extraordinary loss .......................          --           --      (1,697)
                                               -------      -------     -------

Total income tax (benefit) provision .....     ($3,950)     $ 3,202     ($  329)
                                               =======      =======     =======

Deferred tax assets and liabilities consist of the following as of December 31:

                                                              1996      1997
                                                             ------    ------

Deferred tax assets:
     Deferred income ....................................    $2,049    $2,143
     Compensation and employee benefits .................       904     1,502
     Accounts receivable reserves .......................       128       239
     Goodwill and intangible assets .....................        --       226
     Property and equipment .............................       131        45
     Other ..............................................        77       321
                                                             ------    ------

     Total deferred tax assets ..........................     3,289     4,476
                                                             ------    ------

Deferred tax liabilities:
     Contractually unbilled revenue .....................        --     2,797
     Accrual to cash conversion .........................        --     1,118
     Other ..............................................        92       167
                                                             ------    ------

     Total deferred tax liabilities .....................        92     4,082
                                                             ------    ------

Net deferred tax asset ..................................    $3,197    $  394
                                                             ======    ======

Net deferred income taxes as reflected on the consolidated balance sheets consist of the following as of December 31:

                                                             1996        1997
                                                            -------     -------

       Current deferred income tax asset (liability) ...    $ 2,105     ($4,082)
       Less current deferred income tax asset ..........         --       3,239
                                                            -------     -------

       Net current deferred income tax asset
       (liability) .....................................      2,105        (843)


       Long-term deferred income tax asset .............      1,184       1,237
       Less long-term deferred income tax liability ....        (92)         --
                                                            -------     -------

       Net long-term deferred income tax asset .........      1,092       1,237
                                                            -------     -------

       Net deferred income tax asset ...................    $ 3,197     $   394
                                                            =======     =======

A reconciliation between the provision for income taxes computed on income before tax at the statutory federal tax rate and the provision for income taxes is as follows for the years ended December 31:

                                                                     1995        1996      1997
                                                                    -------     -------   -------

Statutory federal income tax rate ...............................    -34.0%       34.0%    -34.0%
State income taxes, net of federal benefit ......................     -4.5%        2.6%      3.6%
Nondeductible goodwill ..........................................       --          --      37.8%
Other nondeductible expenses ....................................      6.2%        0.2%      1.4%
Reduction in valuation allowance ................................   -154.0%         --        --
Other ...........................................................      2.8%        3.5%    -20.4%
                                                                    -------     -------   -------

                                                                    -183.5%       40.3%    -11.6%
                                                                    =======     =======   =======

During 1995, the Company reduced the tax valuation allowance by $3,313, to reflect management's assessment that the realization of these benefits was more likely than not. At December 31, 1996 and 1997, the Company has not recorded any tax valuation allowance.

================================================================================

Note 13 - Stockholders' Equity and Transactions with Stockholders

During 1984, a principal stockholder of the Company transferred shares of the Company's common stock to certain key employees. The Company has accounted for this transaction as if the Company, and not the principal stockholder, had transferred the stock. At December 31, 1997, the Company has fully amortized the compensation expense related to this transaction.

In June 1987, the Company adopted a Stock Incentive Plan (the Plan) under which stock options were granted to officers and key employees at an exercise price established at the discretion of the Plan Committee at the date of award. Options granted under the Plan were nontransferable and were exercisable immediately for a period of 10 years following the date of grant. Prior to the Merger, options to purchase 93,500 shares of the Company's common stock at exercise prices ranging from $7.50 to $9.00 per share were outstanding under the Plan. Subject to the provisions of the Merger agreement, these options are to be replaced with new options to acquire shares of common stock of the surviving corporation. The terms of the new options, including the number of shares and exercise price will be equitably adjusted to reflect the consummation of the Merger, provided that the new options will provide substantially the same economic benefits to the option holders as the benefits provided prior to the Merger. During 1997, options to purchase 20,000 shares at an exercise price of $9.00 per share were cancelled. As of March 18, 1998, the new options related to the remaining 73,500 shares have not been issued.

In February 1996, the Company adopted a new Stock Option Plan for Executives and Key Employees of Federal Data Corporation. Under the plan, options may be granted at fair value to purchase up to 257,000 shares of common stock. Options granted under the plan vest ratably over 5 years and expire 10 years from the date of grant or in accordance with other terms as specified by the Company's Board of Directors. Of the options outstanding as of December 31, 1997, under the variable component of the plan 161,700 options for shares will vest only if certain financial measures are met. As of December 31, 1997, none of the financial measures had been met and accordingly, no compensation has been recorded. As of December 31, 1997, options to purchase 27,720 shares at a price of $10.00 per share were exercisable and options to purchase 26,000 shares were available for granting. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1995, 1996 and 1997, there would not have been a material impact on the Company's results of operations. To determine fair value under SFAS 123, the Company used the Present Value Approach and the following weighted-average assumptions for 1995, 1996 and 1997: a risk-free interest rate of 5.67%, expected lives of 5 years and expected dividends of zero.

The following is a summary of stock option activity for outstanding options:

                                                      Option Price     Number of
                                                        Per Share       Shares
                                                      ------------     ---------

Balance at December 31, 1994 ...............          $7.50-$9.00        90,000

Granted ....................................                 7.50         8,500
Exercised ..................................                 7.50        (5,000)
Forfeited ..................................                   --            --
Cancelled ..................................                   --            --
                                                     ------------       -------

Balance at December 31, 1995 ...............            7.50-9.00        93,500

Granted ....................................                10.00       253,000
Exercised ..................................                   --            --
Forfeited ..................................                10.00       (10,000)
Cancelled ..................................                   --            --
                                                     ------------       -------

Balance at December 31, 1996 ...............           7.50-10.00       336,500

Granted ....................................                   --            --
Exercised ..................................                   --            --
Forfeited ..................................                10.00       (12,000)
Cancelled ..................................                 9.00       (20,000)
                                                     ------------       -------

Balance at December 31, 1997 ...............         $7.50-$10.00       304,500
                                                     ============       =======

================================================================================

Note 14 - Supplemental Disclosure of Cash Flow Information

During 1995, 1996 and 1997, the Company paid interest costs of $3,124, $7,546 and $5,621, respectively. During the same years, the Company paid income taxes of $1,097, $628 and $1,452, respectively.

During 1995, 1996 and 1997, the Company financed through capital leases the acquisition of computer equipment which was sold to customers of $6,700, $779 and $0, respectively.

================================================================================

Note 15 - Commitments

The Company leases office space and equipment under various operating lease agreements. Leases for principal office space typically have terms of five to seven years and carry optional renewal periods of three to five years. Most leases include provisions for fixed annual increases to base rent payments and escalations based on increases in operating expenses and real estate taxes.

Future minimum payments at December 31, 1997, for all noncancellable operating leases with initial terms of one year or more are as follows:

              1998 .................................        $5,048
              1999 .................................         3,226
              2000 .................................         3,279
              2001 .................................         3,325
              2002 .................................         3,408
              Thereafter ...........................         6,629

Operating lease expense was $1,532, $1,782 and $3,879 during 1995, 1996 and 1997, respectively. The Company received $368, $146 and $0 from sublease rentals during 1995, 1996 and 1997, respectively.

The Company is subject to contract audits by Government agencies. Completed and future audits may result in various billed and unbilled costs being disallowed. At December 31, 1997, audits have been completed through 1993. In the opinion of management, adequate reserves have been provided for the remaining open audit periods.

================================================================================

Note 16 - Retirement Plans

The Company sponsors several defined contribution plans that provide all salaried employees that meet certain age and minimum length of service requirements and certain hourly employees an opportunity to accumulate funds for their retirement. The Company's contributions to these plans are based on either a percentage of employee contributions or an amount at the discretion of the Company. The Company recognized expense of $258, $302 and $1,029 during 1995, 1996 and 1997, respectively.

================================================================================

Note 17 - Subsequent Events (Unaudited)

In February and March 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. ("R.O.W.") and Technical and Management Assistance, Inc. ("TMA") and also in February purchased all of the assets of Telos Corporation's Telos Information Systems Division ("TIS"), (collectively, the "Acquisitions"). The aggregate purchase price of the Acquisitions was $32,675. The purchase price consisted of $30,675 in cash and $2,000 in subordinated notes. The agreements also provide for additional cash payments up to $1,000 if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. The purchase prices for all of the Acquisitions are subject to adjustment based on an audit of the closing balance sheets. The Company financed the Acquisitions through borrowing under its existing revolving line of credit facility. R.O.W. provides information technology and health science research services to federal and commercial clients. TMA provides software development services principally to the air traffic management function within the Federal Aviation Administration. TIS provides information technology and engineering services principally to NASA and the Jet Propulsion Laboratory.

Item 9. Disagreements on Accounting and Financial Disclosure.

        None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information with respect to the members of the Board of Directors and the executive officers of the Company. Executive officers of the Company are chosen by the Board of Directors and serve at its discretion. Directors of the Company serve until the election and qualification of their successors.

Name                       Title                                            Age

William E. Conway, Jr..... Chairman                                          48
C. Robert Hanley.......... Director and Chairman Emeritus                    65
Daniel R. Young........... Vice Chairman and CEO                             64
Harry T. Marren........... Director and President                            63
Peter J. Clare............ Director                                          32
Allan M. Holt............. Director                                          46
Peter C. Belford, Sr...... Senior Vice President, Science & Engineering
                             Group                                           51
Paul A. Taltavull......... Senior Vice President, Solutions Group            43
John W. Wayne............. Senior Vice President, Systems Integration
                             Group                                           41
James M. Dean............. Vice President, Chief Financial Officer and
                             Treasurer                                       50
Charles M. Mathews, Jr.... Vice President, Systems & Technology Group        38
Sterling E. Phillips, Jr.. Vice President, Corporate Marketing               51

      William E. Conway, Jr. was elected as a Director of the Company in 1996. He has been a Managing Director of The Carlyle Group, a Washington, D.C.-based private merchant bank, since 1987. Mr. Conway was Senior Vice President and Chief Financial Officer of MCI Communications Corporation from 1984 until 1987, and was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway presently serves on the Board of Directors of GTS Duratek, Inc., Nextel Communications, Inc., Tracor Inc., Howmet International Inc. and several privately held companies.

      C. Robert Hanley has been a Director of the Company since its founding in 1969. Mr. Hanley was President and Chief Executive Officer of the Company from 1969 until 1985, when he became its Chairman and Chief Executive Officer. He retired in January 1996 and now serves as a consultant to the Company.

      Daniel P. Young has been a Director of the Company since 1977 and was named Vice Chairman of the Board of Directors in 1998. He has been the Chief Executive Officer since 1996 and its President from 1985 through 1998. Mr. Young joined the Company in 1976 as its Executive Vice President and became its President and Chief Operating Officer in 1985. Prior to joining the Company, Mr. Young was employed by Data Transmission Company as Executive Vice President and held various management positions at Texas Instruments Incorporated.

      Harry T. Marren was elected as a Director of the Company in 1997 and became its President in 1998. He has been President of FDC Technologies, Inc. and its predecessor organization, Federal Data Systems Corporation, since 1989. Mr. Marren joined the Company in 1977 as General Manager of Operations and was promoted to Vice President in 1980 and Senior Vice President in 1988.

      Peter J. Clare was elected as a Director of the Company in 1996. He is currently a Principal with The Carlyle Group, a Washington, D.C.-based private merchant bank which he joined in 1992. Mr. Clare was previously with First City Capital, a private investment group. From 1987 to 1989, he worked in the mergers and acquisitions and merchant banking groups at Prudential-Bache. Mr. Clare currently serves on the boards of several privately held companies.

      Allan M. Holt was elected as a Director of the Company in 1996. He is a Managing Director of The Carlyle Group, a Washington, D.C.-based private merchant bank which he joined in 1991. He was previously with Avenir Group, a private investment and advisory group, and from 1984 to 1987 was Director of Planning and Budgets at MCI Communications Corporation, which he joined in 1982. Mr. Holt currently serves on the boards of several privately held companies.

      Peter C. Belford, Sr. has been Senior Vice President of the Science & Engineering Group since 1997 and President and Chief Operating Officer of NYMA, Inc. since 1994. Mr. Belford joined NYMA in 1985 as its Executive Vice President. Mr. Belford was previously employed by Computer Sciences Corporation ("CSC") as Vice President, Product Management and Product Assurance. He joined CSC in 1977 as a Program Manager and became Assistant to the President of the System Sciences Division of that company, with executive management responsibilities.

      Paul A. Taltavull has been Senior Vice President of the Solutions Group since April 1997. Mr. Taltavull joined the Company in 1982 as a Federal Marketing Representative and has held a series of marketing management positions with the Company, including Senior Vice President of Marketing from 1992 to 1997. Before joining the Company, Mr. Taltavull was a sales representative for Hewlett-Packard Company and a practicing engineer for the U.S. Government.

      John W. Wayne has been Senior Vice President of the Systems Integration Group since 1998, having previously been Vice President of the Systems Integration Group since 1990. He previously directed the Company's systems design and engineering group. He joined Federal Data Corporation in 1981 as an Operations Project Manager and was subsequently promoted to Director of Technical Services. Prior to joining the Company, Mr. Wayne was employed as a Systems Engineer with Inforex Incorporated and by TRW Data Systems as a Customer Engineer.

      James M. Dean has been Vice President and Chief Financial Officer of the Company since 1986 and its Treasurer since 1987. Mr. Dean joined Federal Data Corporation in 1983 as its Controller. He was previously employed by Price Waterhouse from 1969 through 1983.

      Charles M. Mathews, Jr. has been Vice President of the Systems & Technology Group since 1996. From 1990 through 1994, Mr. Mathews was President of Bohdan Associates, Inc. and President of the Atlantic region of AmeriData, Inc. from 1994 through 1995.

      Sterling E. Phillips, Jr. has been Vice President of corporate marketing since April 1997. He joined FDC Technologies, Inc. in 1996 as Vice President of its Services Group. He was previously employed as Chief Operating Officer of TRI-COR Industries, Inc. and President of Business Development of the federal business unit of Computer Sciences Corporation. From 1968 through 1992, Mr. Phillips held various positions in management, sales and marketing with The IBM Corporation.

      The Company does not currently pay any fees or remuneration to its directors for service on the Board and the Board has not established committees of the Board of Directors.

CONSULTING AGREEMENTS

      In January 1996, the Company and C. Robert Hanley entered into a 3-year consulting agreement. Under the terms of the agreement, Mr. Hanley consults on certain aspects of the Company's business and receives a consulting fee of $200,000 per year, maintains an office at the Company's Bethesda headquarters and participates in the Company's health insurance plan. The consulting agreement requires Mr. Hanley to be available to provide such consulting services as the Company may reasonably request. Mr. Hanley regularly provides consulting services to the Company pursuant to the consulting agreement and serves as director to the Company without compensation.


Item 11. Executive Compensation.

      The following table sets forth information with respect to the compensation paid by the Company for services rendered during the years ended December 31, 1995, 1996 and 1997 to the Chief Executive Officer and to each of the four other most highly compensated executive officer of the Company (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                    Long-Term Compensation
                                 ---------------------------------------------  ------------------------------
                                                                                      Awards          Payouts
                                                                                ------------------------------
                                                                                           Securities
                                                                        Other                Under-
                                                                        Annual  Restricted   Lying                 All Other
                                                                        Compen-    Stock    Options/     0LTIP      Compen-
                                  Year       Salary      Bonus (1)     sation(2)  Award(s)   SARs(3)    Payouts     sation(4)
            Name                               ($)          ($)           ($)       ($)        (#)        ($)          ($)
                                --------  ------------  ------------  --------- ---------- -----------  -------    ---------
Daniel R. Young ............      1997       300,000       200,000        --        --           --        --            --
     Chief Executive Officer      1996       225,012       300,000        --        --       75,000        --       430,351
                                  1995       225,000     1,373,945        --        --           --        --            --
Harry T. Marren ............      1997       200,000       175,000        --        --           --        --            --
     Senior Vice President        1996       150,000       250,000        --        --       40,000        --       168,086
                                  1995       150,000       905,362        --        --           --        --            --
Paul A. Taltavull ..........      1997       175,000       100,000        --        --           --        --            --
     Senior Vice President        1996       150,000       150,000        --        --       25,000        --            --
                                  1995       150,000       391,633        --        --           --        --            --
John W. Wayne ..............      1997       150,000       156,432        --        --           --        --            --
     Senior Vice President        1996       102,000       160,000        --        --       15,000        --            --
                                  1995       102,000       327,636        --        --           --        --            --
Charles M. Mathews, Jr .....      1997       150,000       130,923        --        --           --        --            --
     Vice President ........      1996       118,200        60,000        --        --       10,000        --            --
                                  1995            --                      --        --           --        --            --

      (1) Bonus awards are reflected in the year to which they are attributable and not the year in which they are actually paid. Bonuses are awarded at the discretion of management subject to review by the Board of Directors.

      (2) Fringe benefit amounts are omitted to the extent the aggregate value of such benefits is less than 10% of the salary and bonus, or $50,000.

      (3) The options listed were awarded in 1996 pursuant to the Company's Stock Option Plan for Executives and Other Key Employees (the "Plan"). Under the Plan, 6% of the options granted become exercisable on December 31 of each year beginning on December 31, 1996 and ending December 31, 2001. The remaining 70% of the options granted become exercisable throughout a five-year period beginning December 31, 1996 based on satisfaction of certain financial criteria, including earnings and cash flow targets.

      (4) Amounts shown include the dollar value of life insurance premiums paid on behalf of Messrs. Young ($430,351) and Marren ($168,086).

                        OPTION GRANTS IN LAST FISCAL YEAR

No options were granted during 1997.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                     Number of Securities               Value of Unexercised
                                    Underlying Unexercised                  In the Money
                                           Options                        Options at Fiscal
                                     At Fiscal Year-End (#)                Year-End ($) (1)
                                 -----------------------------       -----------------------------
Name                             Exercisable     Unexercisable       Exercisable     Unexercisable
------------------------         -----------     -------------       -----------     -------------
Daniel R. Young ........             9,000            66,000           153,000         1,122,000
Harry T. Marren ........             4,800            35,200            81,600           598,400
Paul A. Taltavull (2) ..             3,000            22,000            51,000           374,000
John W. Wayne (3) ......             1,800            13,200            30,600           224,400
Charles M. Mathews, Jr .             1,200             8,800            20,400           149,600

      (1) As a privately held Company not then engaged in any transaction requiring a current valuation of its shares, the Company did not determine the value of its common stock at year-end. Accordingly, the Company has assumed for purposes of this table a value of $27.00 per share, the price paid for the common stock by all investors at the time of the Sylvest acquisition in June 1997.

      (2) Excludes options to purchase 30,000 shares granted prior to the Recapitalization pursuant to the Company's 1987 Stock Incentive Plan, which options will be replaced with immediately exercisable options to purchase shares of the Company in a quantity and at a price that will preserve the economic value of the options prior to the Recapitalization.

      (3) Excludes options to purchase 5,000 shares granted prior to the Recapitalization pursuant to the Company's 1987 Stock Incentive Plan, which options will be replaced with immediately exercisable options to purchase shares of the Company in a quantity and at a price that will preserve the economic value of the options prior to the Recapitalization.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth the ownership of common stock of the Company by each person known by the Company to be the owner of 5% or more of the Company's outstanding common stock, by each person who is a director or Named Executive Officer of the Company and by all directors and executive officers of the Company as a group.

                                                                                PERCENTAGE OF
                                                               ALL OUTSTANDING     NUMBER
BENEFICIAL OWNER(1)                                             COMMON STOCK      OF SHARES
-----------------------------------------------------------    ---------------  -------------
TCG Holdings, L.L.C.(2) ....................................      2,447,272          84.1
William E. Conway, Jr.(3) ..................................             --            --
C. Robert Hanley(4) ........................................         73,172           2.5
Daniel R. Young(5)(6) ......................................        155,407           5.3
Harry T. Marren(6) .........................................         31,000           1.1
Peter J. Clare(3) ..........................................             --            --
Allan M. Holt(3) ...........................................             --            --
Paul A. Taltavull(6) .......................................         14,880             *
John W. Wayne(6) ...........................................         12,000             *
Charles M. Mathews, Jr.(6) .................................          3,000             *
All directors and executive officers as a group (12 persons)        345,288          11.9

*     less than one percent

      (1) Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all units owned by such beneficial owner.

      (2) TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., a Delaware limited liability company, which is the sole general partner of Carlyle Partners II, L.P., a Delaware limited partnership, Carlyle Partners III, L.P., a Delaware limited partnership, Carlyle International Partners II, L.P., a Cayman Islands limited partnership, Carlyle International Partners III, L.P., a Cayman Islands limited partnership, and certain other partnerships formed by Carlyle. The address of TCG Holdings L.L.C. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004. James A. Baker III, Frank C. Carlucci, William E. Conway, Jr., Daniel A. D'Aniello, Richard G. Darman, David W. Dupree, Allan M. Holt, Jerome H. Powell and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

      (3) The address of such person is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004.

      (4) The address of C. Robert Hanley is 2808 Tarflower Way, Naples, Florida 34105.

      (5) 7,000 of these shares (0.3% of the total outstanding shares of the Company) are owned by the Daniel R. Young Irrevocable Unitrust U/A dated November 16, 1994, for which Daniel R. Young is the trustee.

      (6) The address of such person is 4800 Hampden Lane, Bethesda, Maryland 20814.

Item 13. Certain Relationships and Related Transactions.

      Concurrently with the acquisition of the Company by Carlyle in 1995, the Company entered into a management agreement (the "Management Agreement") with TC Group, L.L.C. for certain management and financial advisory services to be provided to the Company and its subsidiaries. In consideration of the management and financial advisory services, the Company pays TC Group, L.L.C. an annual management fee of $300,000. Based on fees being paid by comparably situated companies, the Company believes that this Management Agreement is on terms no less favorable to the Company than could have been obtained from an independent third party.

      Carlyle received fees of $1.5 million and $0.5 million for advisory and other services rendered in connection with the Recapitalization and the NYMA acquisition, respectively. Carlyle received a fee of $1.5 million for advisory and other services rendered in connection with the Sylvest acquisition, the offering of the Private Notes and the Refinancing.

      In connection with the Recapitalization, the Company sold an airplane, the Company's financial services division, and a 10% limited partnership interest in a bankrupt partnership that previously held title to an office building in which the Company is located to an entity controlled by C. Robert Hanley, a Director of the Company and its former chief executive officer. Mr. Hanley purchased the above-described assets and assumed the related liabilities for approximately $2.4 million, the aggregate estimated value of the airplane and the financial services division. The Company attributed no value to the partnership interest. The Company entered into a three-year consulting agreement with Mr. Hanley and a three-year agreement for use of the airplane from an affiliate of Mr. Hanley. The consulting agreement provides for annual payments of $200,000, and the lease of the airplane provides for annual payments of $300,000 plus a usage charge which amounted to approximately $48,000 during the year ended December 31, 1997. The consulting agreement requires Mr. Hanley to be available to provide such consulting services as the Company may reasonably request. Mr. Hanley regularly provides consulting services to the Company pursuant to the consulting agreement and serves as director to the Company without compensation.

      In connection with the Recapitalization, the stockholders of the Company executed a Holders Agreement dated as of November 30, 1995 (as amended, supplemented or replaced, the "Holders Agreement"). The Holders Agreement restricts transfer of the common stock of the Company (except to affiliates, to the public in a registered offering or pursuant to Rule 144 under the Securities Act, transfers in a merger or sale of the Company, or transfer pursuant to certain rights under the Holders Agreement). The Holders Agreement also provides for tag-along rights on transfers of more than 15% of the common stock, bring along rights with respect to more than 50% of the common stock and registration rights.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(1) -- Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

 1. Financial Statements:

      Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 1996 and 1997

      Consolidated Statements of Operations for the years ended
            December 31, 1995, 1996 and 1997

      Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 1995, 1996 and 1997

      Consolidated Statements of Cash Flows for the years ended
            December 31, 1995, 1996 and 1997

      Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

      All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto under Item 8.

3. Exhibits:

EXHIBIT
NUMBER      DESCRIPTION
--------------------------------------------------------------------------------

(b)2.1 Agreement and Plan of Merger dated as of April 9, 1997 by and among Azmat Ali, Peter Belford, Arthur Verbin, Peter Belford, as Holder Representative, NYMA and NYMA Acquisition, Inc.

(b)2.2 First Amendment, dated as of May 2, 1997, to the Agreement and Plan of Merger dated as of April 9, 1997 by and among Azmat Ali, Peter Belford, Arthur Verbin, Peter Belford, as Holder Representative, NYMA and NYMA Acquisition, Inc.

(b)2.3 Post-Closing Amendment, dated as of May 2, 1997, to the Agreement and Plan of Merger dated as of April 9, 1997 by and among Azmat Ali, Peter Belford, Arthur Verbin, Peter Belford, as Holder Representative, NYMA and NYMA Acquisition, Inc.

(b)2.4 Stock Purchase Agreement dated June 18, 1997 among Federal Data Corporation and Gary S. and Areather T. Murray, William S. Strang, Holton B. Shipman, Jr., James K. White, Peter A. Perucci, Myron P. Erkiletian and Sylvest

(d)2.5 Stock Purchase Agreement by and among Federal Data Corporation and Ralph O. Williams, Frederic M. Cullen, Trustees of R.O.W. Sciences ESOP, John C. Smith, Paul H. Tardif and R.O.W. Sciences, Inc. dated as of February 17, 1998

(e)2.5 Asset Purchase Agreement dated as of February 20, 1998 by and among Telos Corporation and NYMA, Inc.

(e)2.6 Interim Agreement dated as of February 28, 1998 by and among Telos Corporation and NYMA, Inc.

 * 2.7      Stock Purchase Agreement among Federal Data Corporation and Harry
            P. Headley, as Trustee, Dorothy Headley, as Trustee, Michael K. Headlry, Kathleen Kowis, George Kowis and Technical and Management Assistance, Inc. dated March 11, 1998

(a)3.1      Certificate of Incorporation of Federal Data Corporation

(a)3.2      By-laws of Federal Data Corporation

(a)3.3      Certificate of Incorporation of FDCT Corp.

(a)3.4      By-laws of FDCT Corp.

(a)3.5      Articles of Incorporation of NYMA, Inc.

(a)3.6      By-laws of NYMA, Inc.

(a)3.7      Articles of Incorporation of Sylvest Management Systems Corporation

(a)3.8      By-laws of Sylvest Management Systems Corporation

(a)3.9      Certificate of Incorporation of FDC Technologies, Inc.

(a)3.10     By-laws of FDC Technologies, Inc.

(a)3.11     Certificate of Incorporation of DoxSys, Inc.

(a)3.12     By-laws of DoxSys, Inc.

(a)3.13     Articles of Incorporation of VAD International, Inc.

(a)3.14     By-laws of VAD International, Inc.

 * 3.15     Certificate of Incorporation of R.O.W. Sciences, Inc.

 * 3.16     By-laws of R.O.W. Sciences, Inc.

 * 3.17     Articles of Incorporation of Technical and Management Assistance,
            Inc.

 * 3.18     By-laws of Technical and Management Assistance, Inc.

(a)4.1 Indenture dated as of July 15, 1997 among Federal Data Corporation, FDCT Corp., NYMA, Inc., Sylvest Management Systems Corporation, FDC Technologies, Inc., DoxSys, Inc., VAD International, Inc. and Norwest Bank Minnesota, National Association

(a)4.2 Specimen Certificate of 10 1/8% Senior Subordinated Notes due 2005 (included in Exhibit 4.1 hereto)

(a)4.3 Purchase Agreement dated as of July 18, 1997 among Federal Data Corporation, BT Securities Corporation and Lehman Brothers

(a)4.4 Registration Rights Agreement dated as of July 25, 1997 among Federal Data Corporation, BT Securities Corporation and Lehman Brothers

(b)4.5 Credit Agreement dated as of July 25, 1997 among Federal Data Corporation, various lending institutions signatories thereto and Bankers Trust Company as Agent, as amended by First Amendment to Credit Agreement dated as of August 4, 1997 among Federal Data

            Corporation, various lending institutions signatory thereto and Bankers Trust Company as Agent

 (a)4.6     Form of 9% Increasing Rate Subordinated Note due 2004 dated May 21,
            1997

 (a)4.7     Form of 9% Increasing Rate Subordinated Note due 2004 dated June
            30, 1997

  * 4.8 Form of 9% Increasing Rate Subordinated Note due 2000 dated February 17, 1998

  * 4.9     Form of 9% Increasing Rate Subordinated Note due 2000 dated March
            13, 1998

   4.10 The Company is a party to several non-recourse financing agreements evidenced by promissory notes, none of which exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

(c)4.11 Security Agreement-Inventory dated September 5, 1997 among Federal Data Corporation, Sylvest Management Systems Corporation, FDC Technologies, Inc. and Nationscredit Commercial Corporation of America

(c)4.12 Intercreditor Agreement dated as of September 11, 1997 between Bankers Trust Company, as Agent, and Nationscredit Commercial Corporation of America

(c)4.13 First Supplemental Indenture dated as of December 19, 1997 between Federal Data Corporation and Norwest Bank, Minnesota, National Association

(a)10.1 +   Employment Agreement dated April 30, 1997 between NYMA, Inc. and
            Peter C. Belford

(b)10.2 +   Stock Option Plan dated February 16, 1996 for Executives and Other
            Key Employees

(b)10.3 +   Form of Executive Management Incentive Stock Option Agreement

(a)10.4 Agreement of Lease dated December 5, 1984 between Federal Data Corporation and Community Motor Property Associates Limited Partnership

(a)10.5 Lease Agreement dated January 6, 1989 between TechPark Limited Partnership and NYMA, Inc., as modified by First Modification to Lease dated as of December 21, 1990, that certain Second Modification to Lease dated as of December 20, 1990, that certain Third Modification to Lease dated as of January 31, 1994 and that Landlord Consent and Estoppel Certificate dated as of May 2, 1997

(a)10.6 Lease Agreement dated February 2, 1988 between Second Trade Center Office Associates Limited Partnership and NYMA, Inc., as modified by Lease Modification Agreement dated December 22, 1988 between Second Trade Center Office Associates Limited Partnership and NYMA, Inc.

*  10.7     Lease Assignment, Modification and Extension Agreement

(c)10.8 +   Consulting Agreement dated December 1, 1995 between Federal Data
            Corporation and C. Robert Hanley

(a)10.9 Trust Agreement dated December 27, 1994 among Federal Data Corporation, Charles R. Hanley, II, Daniel Young, Harry Marren, Marvin Haber and Paul Taltavull

(b)10.10 +  Management Agreement dated as of December 1, 1995 among FDC
            Technologies, Inc., the subsidiaries listed on Schedule A thereto and TC Group, L.L.C.

* 21.1      Subsidiaries of Federal Data Corporation

* 27        Financial Data Schedule

*           Filed herewith

(a)         Incorporated by reference to exhibits to the Company's
            Registration Statement on Form S-1, filed on September 26, 1997.
(b)         Incorporated by reference to exhibits to the Company's Amendment
            No. 1 to Registration Statement on Form S-1, filed on November 26,
            1997.
(c)         Incorporated by reference to exhibits to the Company's Amendment
            No. 2 to Registration Statement on Form S-1, filed on December 19,
            1997.
(d)         Incorporated by reference to the exhibits to the Company's Report on form 8-K, filed on March 3, 1998.
(e)         Incorporated by reference to the exhibits to the Company's Report on form 8-K, filed on March 16, 1998.
+           Executive Compensation Plan or Arrangement


(4) The Company filed Form 8-K's dated March 3, 1998, March 16, 1998 and March 24, 1998 related to the acquisition of R.O.W. Sciences, Inc., Telos Information Systems, a division of Telos Corporation and Technical and Management Assistance, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf be the undersigned, thereunto duly authorized, in Bethesda, Maryland on March 25, 1998.

                                FEDERAL DATA CORPORATION

                                By                /s/ JAMES M. DEAN
                                      ------------------------------------------
                                                    James M. Dean
                                       VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                AND TREASURER



      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.


          SIGNATURE                         TITLE                      DATE
------------------------------  ------------------------------  --------------


 /s/ WILLIAM E. CONWAY, JR.                                     March 25, 1998
------------------------------  Chairman of the Board
   William E. Conway, Jr.


     /s/ DANIEL R. YOUNG        Vice Chairman and Chief         March 25, 1998
------------------------------    Executive Officer
       Daniel R. Young

                                Vice President, Chief
      /s/ JAMES M. DEAN           Financial Officer and         March 25, 1998
------------------------------    Treasurer (Principal
        James M. Dean             Financial and Accounting
                                  Officer)


      /s/ ALLAN M. HOLT                                         March 25, 1998
------------------------------  Director
        Allan M. Holt


     /s/ PETER J. CLARE                                         March 25, 1998
------------------------------  Director
        Peter J. Clare

     /s/ HARRY T. MARREN                                        March 25, 1998
------------------------------  President and Director
         Harry T. Marren


    /s/ C. ROBERT HANLEY                                        March 25, 1998
------------------------------  Director
       C. Robert Hanley