Form 10-Q
period 1998-03-31
FEDERAL DATA CORP /FA/
filed 1998-05-15
CIK 1046650

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:                                   Commission File Number:
    March 31, 1998                                              333-36447

                            FEDERAL DATA CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                        52-0940566
(State or other jurisdiction of                  (I.R.S. Employer Identification
         incorporation)                                      Number)

                      4800 Hampden Lane, Bethesda, MD 20814
               (Address of principal executive offices) (Zip Code)

                                 (301) 986-0800
              (Registrant's telephone number, including area code)

                                 Not Applicable
            (Former name, former address, and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of the close of business April 30, 1998, the registrant had outstanding 2,910,896 shares of Common Stock, par value $.01 per share.

================================================================================

INDEX

                                                                            Page

Part I. Financial Information

      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets as of December 31, 1997
              and March 31, 1998 (Unaudited) ................................ 3

              Consolidated Statements of Operations for the Three Months
              Ended March 31, 1997 and 1998 (Unaudited) ..................... 4

              Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1997 and 1998 (Unaudited) ..................... 5

              Notes to Consolidated Financial Statements (Unaudited) ........ 6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................... 8

Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K .............................. 10

Part I. Financial Information

Item 1 Consolidated Financial Statements

                            Federal Data Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                        December 31,  March 31,
                                                           1997         1998
                                                         ---------    ---------
Assets                                                               (Unaudited)

 Cash and cash equivalents ...........................   $   6,327    $       0
 Accounts receivable .................................      96,074       98,127
 Net investment in sales-type leases .................       6,839        7,520
 Inventory ...........................................       6,346       10,220
 Other assets ........................................       8,376        5,985
                                                         ---------    ---------
  Total current assets ...............................     123,962      121,852

 Net investment in sales-type leases .................       1,203          238
 Leased and other property and equipment .............       3,746        5,925
 Goodwill and intangibles ............................      54,161       75,775
 Other assets ........................................       9,894        8,341
                                                         ---------    ---------
  Total assets .......................................   $ 192,966    $ 212,131
                                                         =========    =========

Liabilities and stockholders' equity (deficit)

 Accounts payable and other liabilities ..............   $  73,760    $  63,043
 Obligations under capital leases - nonrecourse ......       2,636        2,500
                                                         ---------    ---------
  Total current liabilities ..........................      76,396       65,543

 Notes payable - recourse ............................     113,000      143,924
 Obligations under capital leases - nonrecourse ......         359          149
 Other liabilities ...................................       2,194        3,966
                                                         ---------    ---------
  Total liabilities ..................................     191,949      213,582
                                                         ---------    ---------

 Stockholders' equity (deficit)

 Common stock, $.01 par value: 8,000,000 shares
  authorized; shares issued and outstanding,
  2,910,896 in 1997 and 1998 .........................          29           29
 Capital in excess of par value ......................      40,300       40,296
 Accumulated deficit .................................     (39,312)     (41,776)
                                                         ---------    ---------
  Total stockholders' equity (deficit) ...............       1,017       (1,451)
                                                         ---------    ---------
  Total liabilities and stockholders' equity (deficit)   $ 192,966    $ 212,131
                                                         =========    =========


                 See notes to consolidated financial statements.

                            Federal Data Corporation
                      Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1997        1998
                                                           --------    --------
Revenues
     Equipment and software sales ......................   $ 13,567    $ 53,201
     Maintenance and support services ..................     16,307      38,210
     Interest and other ................................        604         438
                                                           --------    --------
                  Total revenues .......................     30,478      91,849
                                                           --------    --------

Expenses
     Cost of sales and services ........................     23,492      79,238
     Selling, general and administrative ...............      6,091      10,295
     Goodwill and intangibles ..........................       --         2,168
     Interest ..........................................      1,678       3,580
                                                           --------    --------
                  Total expenses .......................     31,261      95,281
                                                           --------    --------

Loss before income tax benefit .........................       (783)     (3,432)

Income tax benefit .....................................       (313)       (968)
                                                           --------    --------

Net loss ...............................................   $   (470)   $ (2,464)
                                                           ========    ========


                 See notes to consolidated financial statements.

                            Federal Data Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             1997        1998
                                                           --------    --------

Cash flows from operating activities:
     Net loss ..........................................   $   (470)   $ (2,464)
     Adjustments to reconcile net loss to
           net cash flows from operating activities:
     Depreciation and amortization .....................        146       2,722
     Loss recorded on sales-type leases ................        455        --
     Collections from sales-type leases ................        733         311
     Increase in inventory .............................       --        (3,875)
     Decrease in accounts receivable ...................     10,045      13,200
     Decrease in accounts payable and accrued expenses .     (7,470)    (11,603)
     Net change in other assets and liabilities ........       (508)      1,992
                                                           --------    --------
     Net cash flows from operating activities ..........      2,931         283
                                                           --------    --------

Cash flows from investing activities:
     Acquisitions of businesses, net of cash received ..       --       (30,346)
     Purchase of property and equipment ................       (339)     (1,011)
                                                           --------    --------
     Net cash flows from investing activities ..........       (339)    (31,357)
                                                           --------    --------

Cash flows from financing activities:
     Repayments of borrowings ..........................     (1,964)       --
     Net (repayments) borrowings under line of credit ..       (100)     25,171
     Repayments of capital lease obligations ...........       (610)       (424)
                                                           --------    --------
     Net cash flows from financing activities ..........     (2,674)     24,747
                                                           --------    --------
Net change in cash and cash equivalents ................        (82)     (6,327)

Cash and cash equivalents, beginning of period .........      1,191       6,327
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $  1,109    $      0
                                                           ========    ========


                 See notes to consolidated financial statements.

                            Federal Data Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Federal Data Corporation and its wholly-owned subsidiaries (collectively, the Company) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K 405 for the year ended December 31, 1997.

The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1998.

All of the Company's direct and indirect wholly-owned subsidiaries have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its Senior Subordinated Notes. The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The separate financial statements of the subsidiary guarantors are not presented because the Company's management believes that such financial statements are not material to investors.

Note 2 - Acquisitions

During the quarter ended June 30, 1997, the Company purchased all of the outstanding shares of common stock of NYMA, Inc. (NYMA) and Sylvest Management Systems Corporation (Sylvest) (collectively, the 1997 Acquisitions) for an aggregate purchase price of $72,604. The agreements provide for additional payments of up to $3,000 if certain operating objectives related to new business activity are met. Such payments, if any, will be determined during the second quarter of 1998 and accounted for as adjustments to the purchase price. NYMA is a provider of high technology engineering and information technology services under contracts with various United States Government (the Government) agencies and subcontracts with large government contractors. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace.

In February and March 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. (R.O.W.) and Technical and Management Assistance, Inc. (TMA) and also in March purchased all of the assets of Telos Information Systems (TIS), a division of Telos Corporation, (collectively, the 1998 Acquisitions). The aggregate purchase price of the 1998 Acquisitions was $32,675. The agreements also provide for additional cash payments up to $1,000 if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. The purchase prices for R.O.W. and TMA are subject to adjustment based on an audit of the closing balance sheets. The Company financed the 1998 Acquisitions principally through borrowings under its existing line of credit facility. R.O.W. provides information technology and health science research services to federal and commercial clients. TMA provides software development services principally to the air traffic management function within the

Federal Aviation Administration. TIS provides information technology and engineering services principally to NASA and the Jet Propulsion Laboratory.

The Company recorded goodwill of $48,491 and $18,952 related to the 1997 and 1998 Acquisitions, respectively, and it is being amortized over fifteen years. The purchase price of the acquisitions includes intangible assets of $10,701 and $4,830 for the 1997 and 1998 Acquisitions, respectively. The intangible assets represent contract backlog at the acquisition date and is recorded at the present value of the projected pretax profits. The present value of the contract backlog is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue.

Condensed unaudited pro forma operating data which gives effect to all of the acquisitions described above for the year ended December 31, 1997 and the three months ended March 31, 1997 and 1998 is provided below. Such condensed unaudited pro forma operating data has been prepared as if the acquisitions occurred as of the beginning of the reporting period. The Company is currently conducting an analysis of the allocation of the purchase price for the 1998 Acquisitions. The preliminary purchase price allocation may change during the year ending December 31, 1998 as additional information concerning the net asset valuation is obtained.

                                                       Year Ended      Three Months Ended
                                                       December 31,         March 31,
                                                           1997         1997        1998
                                                        ---------    ---------    ---------
Revenues ............................................   $ 505,283    $ 100,931    $ 101,445
                                                        =========    =========    =========
Loss before extraordinary item and income tax benefit   $  (5,056)   $  (2,873)   $  (3,524)
                                                        =========    =========    =========
Loss before extraordinary item ......................   $  (5,306)   $  (2,122)   $  (2,591)
                                                        =========    =========    =========

In the opinion of management, the condensed unaudited pro forma operating data is not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.

Note 3 - Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for the reporting and presenting of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. At March 31, 1998, there is no impact on the Company's financial reporting as a result of its adoption of SFAS 130.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments and the related disclosures about products and services, geographic area, and major customers. SFAS No. 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company is currently reviewing what effect this standard will have on future reporting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXCEPT AS EXPRESSLY INDICATED, THE FOLLOWING DISCUSSION DOES NOT GIVE EFFECT TO THE PRE-ACQUISITION OPERATIONS OF NYMA, SYLVEST, R.O.W., TIS AND TMA (COLLECTIVELY, THE ACQUISITIONS) OR INCLUDE PRO FORMA FINANCIAL INFORMATION.

Results Of Operations

Three Months Ended March 31, 1998 Compared With Three Months Ended March 31,
1997

Revenues

Revenues for the three months ended March 31, 1998 were $91.8 million, up $61.4 million or 201% over the comparable period of 1997. The Acquisitions accounted for $51.4 million of the increase in revenue over the comparable period of 1997. Revenue from equipment and software sales was $53.2 million, up $39.6 million or 292% over the comparable period of 1997. The Acquisitions accounted for $28.4 million of the increase in equipment and software sales revenue over 1997. The remaining increase in revenue from equipment and software sales is principally due to increased emphasis on the Company's sale of commercial off-the-shelf
(COTS) products. Revenue from maintenance and support services was $38.2 million, up $21.9 million or 134% over the comparable period of 1997. The Acquisitions accounted for $22.9 million of the increase in maintenance and support services revenue over the comparable period of 1997. This increase in maintenance and support services revenue was partially offset by a reduction in maintenance and support services revenue due to the expiration of an existing Department of the Navy contract during the fourth quarter of 1997.

Cost of Sales and Services

Cost of sales and services for the three months ended March 31, 1998 was $79.2 million, up $55.7 million or 237% over the comparable period of 1997. The Acquisitions accounted for $46.0 million of the increase in cost of sales and services over the comparable period of 1997. Cost of sales and services in 1998 was 87% of sales and services revenues compared with 79% of sales and services revenues for the comparable period of 1997. The decrease in the gross margin percentage primarily relates to increased influence of the COTS products sold through the Company's Systems & Technology Group including Sylvest, which generally have lower gross margin percentages than product sales by the Company's Systems Integration Group and Solutions Group, and the lower margins on the cost plus fee business of NYMA, R.O.W., TIS and TMA.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three month period ended March 31, 1998 was $10.3 million, up $4.2 million or 69% over the comparable period of 1997. The Acquisitions accounted for $4.3 million of the increase in selling, general and administrative expenses over the comparable period of 1997. Excluding the effect of the Acquisitions, selling, general and administrative expense for the three month period ended March 31, 1998 was 15% of revenues, compared with 20% in the comparable period of 1997. This decrease in selling, general and administrative expense as a percent of revenue was due primarily to economies of scale resulting from the increase in revenues.

Amortization of Goodwill and Intangible Asset

The excess of the cost of the Acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $67.4 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $15.5 million acquired in the Acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Amortization of goodwill and intangible assets for the three months ended March 31, 1998 was $2.2 million.

Interest Expense

Interest expense for the three months ended March 31, 1998 was $3.6 million, up $1.9 million, or 113% over the comparable period of 1997. Recourse interest expense increased $2.2 million for the three months ended March 31,1998 over the comparable period of 1997 primarily due to increased recourse debt used to partially finance the Acquisitions. Interest expense on nonrecourse debt declined $0.3 million for the three months ended March 31, 1998 from the comparable period of 1997 due to a reduced level of capital leases. Interest expense is expected to be higher in 1998 than in 1997, reflecting the higher level of indebtedness to be outstanding for the full year, as a result of the acquisitions of NYMA and Sylvest, and the additional indebtedness incurred to finance the acquisitions of R.O.W., TIS and TMA.

Income Tax Benefit

The income tax benefit for the three month period ended March 31, 1998 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the Acquisitions, the effective tax provision rate for the year ending December 31, 1998 is estimated to be 40%, approximately the same rate recorded during the three months ended March 31, 1997. The Company believes that the nondeductibility of the additional amortization of goodwill and the value related to contract backlog associated with the NYMA and R.O.W. acquisitions will cause the annual effective tax rate for 1998 to be higher than the annual effective tax rate in 1997.

Net Loss

Net loss for the three months ended March 31, 1998 was $2.5 million, a $2.0 million increase from the net loss of $0.5 million recorded in the comparable period of 1997 based on the reasons discussed above.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operations. The Company's liquidity requirements generally vary seasonally with revenues, which are generally higher in the third and fourth quarters of each fiscal year. Historically, cash flow from the collection of accounts receivable from the Government has generally been predictable and dependable. Cash and cash equivalents were $0.0 million at March 31, 1998, down $6.3 million from December 31, 1997 primarily as a result of net cash flow from operating activities of $0.3 million and net cash flows from financing activities of $24.7 million being offset by net cash flow used in investing activities of $31.4 million. Net cash flow from operating activities was primarily a result of decreases in accounts receivable and other assets and liabilities of $13.2 million and $1.8 million, respectively. The increased focus on COTS products sold through the Systems & Technology Group used $3.9 million in cash to increase inventory over the December 31, 1997 levels. In addition, cash was used to reduce accounts payable and accrued expenses by $11.6 million. Net cash flow from financing activities was $24.7 million for the three months ended March 31, 1998 primarily as a result of net borrowings under the Company's working capital line of credit of $28.9 million and issuance of term notes in connection with the R.O.W and TMA acquisitions due in 2000 totaling $2.0 million. This cash was used, in part, to repay and retire line of credit balances of acquired companies of $3.8 million. Net cash used in investing activities amounted to $31.4 million for the three months ended March 31, 1998, primarily as a result of the acquisition of R.O.W., TMA and TIS totaling $30.3 million and the purchases of property and equipment totaling $1.0 million.

EBITDA represents the sum of loss before income tax benefit, net recourse interest expense and depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. The following presentation represents the Company's computation of EBITDA (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      1997       1998
                                                    -------    -------
Loss before income tax benefit ...................  $  (783)   $(3,432)
Net recourse interest expense ....................    1,291      3,463
Depreciation and amortization ....................      146      2,722
                                                    -------    -------
     EBITDA ......................................  $   654    $ 2,753
                                                    =======    =======

                                       ###

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

                                       ###

Part II. Other Information

Item 6 (a). Exhibits

27 Financial Data Schedule

Item 6 (b). Reports on Form 8-K.

The Company filed a Form 8-K dated March 3, 1998, March 16, 1998 and March 24, 1998 related to the acquisition of R.O.W. Sciences, Inc., Telos Information Systems, a division of Telos Corporation and Technical and Management Assistance, Inc. In addition, the Company filed a Form 8-K/A dated May 4, 1998 and May 14, 1998 related to the acquisition of R.O.W. Sciences, Inc. and Telos Information Systems.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 FEDERAL DATA CORPORATION


                             By: /s/ James M.  Dean
                                ------------------------------------------
                                 James M. Dean
                                 Vice President and Chief Financial Officer

                                 Date: May 15, 1998