Form 10-Q
period 1998-06-30
FEDERAL DATA CORP /FA/
filed 1998-08-14
CIK 1046650

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended:                    Commission File Number:
             June 30, 1998                                333-36447


                            FEDERAL DATA CORPORATION
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                   52-0940566
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

                                 Yes [X] No [  ]

As of the close of business July 31, 1998, the registrant had outstanding 2,917,521 shares of Common Stock, par value $.01 per share.



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

INDEX

                                                                                                                  Page
Part I.  Financial Information

        Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 1997
               and June 30, 1998 (Unaudited)........................................................................3

               Consolidated Statements of Operations for the Three Months Ended
               June 30, 1997 and 1998 (Unaudited) and the Six Months Ended June
               30, 1997 and 1998
               (Unaudited)..........................................................................................4

               Consolidated Statements of Cash Flows for the Three Months Ended
               June 30, 1997 and 1998 (Unaudited) and the Six Months Ended June
               30, 1997 and 1998
               (Unaudited)..........................................................................................5

               Notes to Consolidated Financial Statements (Unaudited)...............................................6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations..........................................................................8

Part II.  Other Information

        Item 5.  Submission of Matters to a Vote of Security Holders................................................11

        Item 6.  Exhibits and Reports on Form 8-K...................................................................11


Part I.  Financial Information

Item 1.  Consolidated Financial Statements

                            Federal Data Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                             December 31,     June 30,
                                                                                1997            1998
                                                                             -----------    -----------
Assets                                                                                      (Unaudited)



     Cash and cash equivalents............................................      $6,327     $   1,937
     Accounts receivable..................................................      96,074       116,510
     Net investment in sales-type leases..................................       6,839         7,179
     Inventory ...........................................................       6,346         8,514
     Other assets.........................................................       8,376         8,484
                                                                             -----------   ------------
                  Total current assets....................................     123,962       142,624

     Net investment in sales-type leases..................................       1,203         1,168
     Leased and other property and equipment..............................       3,746         5,709
     Goodwill and intangibles ............................................      54,161        74,271
     Other assets.........................................................       9,894         7,503
                                                                             -----------   ------------

                  Total  assets ..........................................   $ 192,966     $ 231,275
                                                                             -----------   ------------
                                                                             -----------   ------------

Liabilities and stockholders' equity (deficit)

     Accounts payable and other  liabilities..............................     $73,760     $  74,219
     Obligations under capital leases - nonrecourse.......................       2,636         2,367
                                                                             -----------   ------------
                  Total current liabilities...............................      76,396        76,586

     Notes payable - recourse.............................................     113,000       153,925
     Obligations under capital leases - nonrecourse.......................         359          --
     Other liabilities....................................................       2,194         2,817
                                                                             -----------   ------------

                  Total liabilities.......................................     191,949       233,328
                                                                             -----------   ------------

     Stockholders' equity (deficit)

     Common stock, $.01 par value: 8,000,000 shares authorized;
          shares issued and outstanding, 2,910,896 in 1997 and 1998.......          29            29
     Capital in excess of par value.......................................      40,300        41,710
     Accumulated deficit..................................................     (39,312)      (43,792)
                                                                             -----------   ------------

                  Total stockholders' equity (deficit)....................       1,017        (2,053)
                                                                             -----------   ------------

                  Total liabilities and stockholders' equity (deficit)....    $192,966     $  231,275
                                                                             -----------   -------------
                                                                             -----------   -------------



                     See notes to consolidated financial statements.

                            Federal Data Corporation
                      Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)




                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                      June 30,
                                                                    ----------------------        ------------------------
                                                                      1997           1998           1997            1998
                                                                    ----------------------        ------------------------
Revenues
     Equipment and software sales.......................             $28,468        $76,930        $42,035        $130,131
     Maintenance and support services...................              27,722         50,586         44,029          88,796
     Interest and other.................................                 504            539          1,108             977
                                                               -------------  -------------  -------------   --------------

                  Total revenues........................              56,694        128,055         87,172         219,904
                                                               -------------  -------------  -------------   --------------

Expenses
     Cost of sales and services.........................              46,785        108,979         70,277         188,217
     Selling, general and administrative................               6,662         13,480         12,753          23,775
     Goodwill and intangibles...........................                 233          2,805            233           4,973
     Interest...........................................               2,056          4,133          3,734           7,713
                                                               -------------  -------------  -------------   --------------

                  Total expenses........................              55,736        129,397         86,997         224,678
                                                               -------------  -------------  -------------   --------------

Income (loss) before income tax provision (benefit).....                 958         (1,342)           175          (4,774)
Income tax provision (benefit)..........................                 476            674            163            (294)
                                                               -------------  -------------  -------------   --------------

Net income (loss).......................................                $482        ($2,016)           $12         ($4,480)
                                                               -------------  -------------  -------------   --------------
                                                               -------------  -------------  -------------   --------------





                 See notes to consolidated financial statements.

                   Federal Data Corporation
            Consolidated Statements of Cash Flows
                        (In thousands)
                         (Unaudited)

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                   1997        1998        1997        1998
                                                                 ----------  ----------  ----------  ----------

Cash flows from operating activities:
     Net income (loss).......................................        $482     ($2,016)        $12       ($4,480)
     Adjustments to reconcile net income (loss) to
           net cash flows from operating activities:
     Depreciation and amortization............................        496       3,411         642         6,279
     Non-cash charge related to vesting of stock options......          -       1,422           -         1,422
     Income (loss) recorded on sales-type leases..............          -        (446)        455          (446)
     Collections from sales-type leases.......................      1,120         912       1,853         1,223
     Decrease (increase) in inventory.........................      1,140       1,707       1,140        (2,168)
     Decrease (increase) in accounts receivable...............      5,490     (18,252)     15,535        (5,052)
     (Decrease) increase in accounts payable and accrued
           expenses...........................................       (656)     13,187      (8,126)        1,584
     Net change in other assets and liabilities...............     (4,863)     (4,853)     (5,371)       (3,007)
                                                                ----------  ----------  ----------   ----------

     Net cash flows from operating activities................       3,209      (4,928)      6,140        (4,645)
                                                                ----------  ----------  ----------   ----------

Cash flows from investing activities:
     Acquisitions of businesses, net of cash received.......      (58,125)          -     (58,125)      (30,346)
     Purchase of equipment for sales-type leases............            -        (989)          -          (989)
     Purchase of property and equipment.....................         (749)       (314)     (1,088)       (1,325)
                                                                ----------  ----------  ----------   ----------

     Net cash flows from investing activities...............      (58,874)     (1,303)    (59,213)      (32,660)
                                                                ----------  ----------  ----------   ----------

Cash flows from financing activities:
     Proceeds from borrowings...............................       55,400           -      55,400             -
     Repayments of borrowings...............................       (1,501)       (551)     (3,465)         (551)
     Net (repayments) borrowings under line of credit.......      (15,387)      9,000     (15,487)       34,171
     Proceeds from sale of common stock.....................       27,000           -      27,000             -
     Recapitalization, stock issuance and debt
           acquisition costs................................       (3,320)          -      (3,320)            -
     Repayments of capital lease obligations................         (360)       (281)       (970)         (705)
                                                               ----------  ----------  ----------    ----------

     Net cash flows from financing activities...............       61,832         8,168    59,158        32,915
                                                               ----------  ----------  ----------    ----------
Net change in cash and cash equivalents.....................        6,167         1,937     6,085        (4,390)

Cash and cash equivalents, beginning of period..............        1,109             -     1,191         6,327
                                                               ----------  ----------  ----------    ----------

Cash and cash equivalents, end of period....................       $7,276      $1,937      $7,276        $1,937
                                                               ----------  ----------  ----------    ----------
                                                               ----------  ----------  ----------    ----------

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

The results of operations for the three month and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1998.

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


Note 2 - Acquisitions

During the quarter ended June 30, 1997, the Company purchased all of the outstanding shares of common stock of NYMA, Inc. (NYMA) and Sylvest Management Systems Corporation (Sylvest) (collectively, the 1997 Acquisitions) for an aggregate purchase price of $74,017. NYMA is a provider of high technology engineering and information technology services under contracts with various United States Government (the Government) agencies and subcontracts with large government contractors. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace.

In February and March 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. (R.O.W.) and Technical and Management Assistance, Inc. (TMA) and also in March purchased all of the assets of Telos Information Systems (TIS), a division of Telos Corporation, (collectively, the 1998 Acquisitions). The aggregate purchase price of the 1998 Acquisitions was $32,692. The Company financed the 1998 Acquisitions principally through borrowings under its existing line of credit facility. R.O.W. provides information technology and health science research services to federal and commercial clients. TMA provides software development services principally to the air traffic management function within the Federal Aviation Administration. TIS provides information technology and engineering services principally to NASA and the Jet Propulsion Laboratory.

The Company recorded goodwill of $49,791 and $18,952 related to the 1997 and 1998 Acquisitions, respectively, which is being amortized over fifteen years. The purchase price of the acquisitions includes intangible assets of $10,701 and $4,830 for the 1997 and 1998 Acquisitions, respectively. The intangible assets represent contract backlog at the acquisition date and is recorded at the present value of the projected pretax profits. The present value of the contract backlog is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue.

Condensed unaudited pro forma operating data which gives effect to all of the acquisitions described above for the year ended December 31, 1997 and the six months ended June 30, 1997 and 1998 is provided below. Such condensed unaudited pro forma operating data has been prepared as if the acquisitions occurred as of the beginning of the reporting period. The Company is currently conducting an analysis of the allocation of the purchase price for the 1998 Acquisitions. The purchase price allocation may change during the year ending December 31, 1998 as additional information concerning the net asset valuation is obtained.


                                                                            Year Ended       Six Months Ended
                                                                            December 31,         June 30,
                                                                                1997        1997           1998
                                                                            -----------    ----------  -----------

     Revenues.............................................................    $505,283       $219,972     $229,500
                                                                            ----------     ----------    ---------
                                                                            ----------     ----------    ---------
     Loss before extraordinary item and income tax benefit...............      ($5,056)       ($5,828)     ($4,870)
                                                                            ----------     ----------    ---------
                                                                            ----------     ----------    ---------
     Loss before extraordinary item......................................      ($5,306)       ($4,164)     ($4,612)
                                                                            ----------     ----------    ---------
                                                                            ----------     ----------    ---------

In the opinion of management, the condensed unaudited pro forma operating data is not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.


Note 3 - Stockholders' Equity

During the three month period ended June 30, 1998, the Company modified its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded a non-cash charge of $1.4 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value.

Note 4 - Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for the reporting and presenting of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. At June 30, 1998, there is no impact on the Company's financial reporting as a result of its adoption of SFAS No. 130.

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 standardizes the employers' disclosure requirements for pension and other postretirement benefit plans. SFAS No. 132 is effective for financial statements issued for fiscal years beginning after December 15, 1997. At June 30, 1998, there is no impact on the Company's financial reporting as a result of its adoption of SFAS No. 132.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXCEPT AS EXPRESSLY INDICATED, THE FOLLOWING DISCUSSION DOES NOT GIVE EFFECT TO THE PRE-ACQUISITION OPERATIONS OF NYMA, SYLVEST, R.O.W., TIS AND TMA (COLLECTIVELY, THE ACQUISITIONS) OR INCLUDE PRO FORMA FINANCIAL INFORMATION.

Results Of Operations


Three Months Ended June 30, 1998 Compared With Three Months Ended June 30, 1997

Revenues

Revenues for the three months ended June 30, 1998 were $128.1 million, up $71.4 million or 126% over the comparable period of 1997. The Acquisitions accounted for $69.5 million of the increase in revenue over the comparable period of 1997. Revenue from equipment and software sales was $76.9 million, up $48.5 million or 170% over the comparable period of 1997. The Acquisitions accounted for $51.5 million of the increase in equipment and software sales revenue over 1997. Revenue from maintenance and support services was $50.6 million, up $22.9 million or 82% over the comparable period of 1997. The Acquisitions accounted for $18.4 million of the increase in maintenance and support services revenue over the comparable period of 1997.

Cost of Sales and Services

Cost of sales and services for the three months ended June 30, 1998 was $109.0 million, up $62.2 million or 133% over the comparable period of 1997. The Acquisitions accounted for $60.3 million of the increase in cost of sales and services over the comparable period of 1997. Cost of sales and services in 1998 was 85% of sales and services revenues compared with 83% of sales and services revenues for the comparable period of 1997. The decrease in the gross margin percentage primarily relates to increased influence of the commercial off-the-shelf (COTS) products sold through the Company's Systems & Technology Group including Sylvest, which generally have lower gross margin percentages than product sales by the Company's Systems Integration Group as well as the lower margins earned on the cost plus fee business of NYMA, R.O.W., TIS and TMA.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three month period ended June 30, 1998 was $13.5 million, up $6.8 million or 102% over the comparable period of 1997. The Acquisitions accounted for $5.9 million of the increase in selling, general and administrative expense over the comparable period of 1997. During the three month period ended June 30, 1998, the Company modified its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded a non-cash charge of $1.4 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Excluding the effect of the Acquisitions and the non-cash charge related to the stock options, selling, general and administrative expense for the three month period ended June 30, 1998 was 14% of revenues, compared with 15% in the comparable period of 1997. This decrease in selling, general and administrative expense as a percent of revenue was due primarily to economies of scale resulting from the increase in revenues.

Amortization of Goodwill and Intangible Assets

The excess of the cost of the Acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $68.7 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $15.5 million acquired in the Acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Amortization of goodwill and intangible assets for the three months ended June 30, 1998 was $2.8 million.

Interest Expense

Interest expense for the three months ended June 30, 1998 was $4.1 million, up $2.1 million, or 101% over the comparable period of 1997. Recourse interest expense increased $2.4 million for the three months ended June 30,1998 over the comparable period of 1997 primarily due to increased recourse debt used to partially finance the Acquisitions. Interest expense on nonrecourse debt declined $0.3 million for the three months ended June 30, 1998 from the comparable period of 1997 due to a reduced level of capital leases. Interest expense is expected to be higher in 1998 than in 1997, reflecting the higher level of indebtedness to be outstanding for the full year, as a result of the acquisitions of NYMA and Sylvest, and the additional indebtedness incurred to finance the acquisitions of R.O.W., TIS and TMA.

Income Tax Provision

The income tax provision for the three month period ended June 30, 1998 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the Acquisitions, the effective tax provision rate for the year ending December 31, 1998 is estimated to be 40%. The Company believes that the nondeductibility of the additional amortization of goodwill and the value related to contract backlog associated with the NYMA and R.O.W. acquisitions and the nondeductibility of the non-cash charge related to vesting of stock options will cause the annual effective tax rate for 1998 to be higher than the annual effective tax rate in 1997.

Net Income / Loss

Net loss for the three months ended June 30, 1998 was $2.0 million, a $2.5 million change from the net income of $0.5 million recorded in the comparable period of 1997 based on the reasons discussed above.

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997

Revenues

Revenues for the six months ended June 30, 1998 were $219.9 million, up $132.7 million or 152% over the comparable period of 1997. The Acquisitions accounted for $120.8 million of the increase in revenue over the comparable period of 1997. Revenue from equipment and software sales was $130.1 million, up $88.1 million or 210% over the comparable period of 1997. The Acquisitions accounted for $79.9 million of the increase in equipment and software sales revenue over 1997. The remaining increase in revenue from equipment and software sales is principally due to increased emphasis on the Company's sale of COTS products. Revenue from maintenance and support services was $88.8 million, up $44.8 million or 102% over the comparable period of 1997. The Acquisitions accounted for $41.3 million of the increase in maintenance and support services revenue over the comparable period of 1997.

Cost of Sales and Services

Cost of sales and services for the six months ended June 30, 1998 was $188.2 million, up $117.9 million or 168% over the comparable period of 1997. The Acquisitions accounted for $106.4 million of the increase in cost of sales and services over the comparable period of 1997. Cost of sales and services in 1998 was 86% of sales and services revenues compared with 82% of sales and services revenues for the comparable period of 1997. The decrease in the gross margin percentage primarily relates to increased influence of the COTS products sold through the Company's Systems & Technology Group including Sylvest, which generally have lower gross margin percentages than product sales by the Company's Systems Integration Group as well as the lower margins earned on the cost plus fee business of NYMA, R.O.W., TIS and TMA.

Selling, General and Administrative Expense

Selling, general and administrative expense for the six month period ended June 30, 1998 was $23.8 million, up $11.0 million or 86% over the comparable period of 1997. The Acquisitions accounted for $9.8 million of the increase in selling, general and administrative expense over the comparable period of 1997. During the three month period ended June 30, 1998, the Company modified its Stock Option Plan for

Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded a non-cash charge of $1.4 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Excluding the effect of the Acquisitions and the non-cash charge related to the stock options, selling, general and administrative expense for the six month period ended June 30, 1998 was 14% of revenues, compared with 17% in the comparable period of 1997. This decrease in selling, general and administrative expense as a percent of revenue was due primarily to economies of scale resulting from the increase in revenues.

Amortization of Goodwill and Intangible Assets

The excess of the cost of the Acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $68.7 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $15.5 million acquired in the Acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Amortization of goodwill and intangible assets for the six months ended June 30, 1998 was $5.0 million.

Interest Expense

Interest expense for the six months ended June 30, 1998 was $7.7 million, up $4.0 million, or 107% over the comparable period of 1997. Recourse interest expense increased $4.6 million for the six months ended June 30, 1998 over the comparable period of 1997 primarily due to increased recourse debt used to partially finance the Acquisitions. Interest expense on nonrecourse debt declined $0.6 million for the six months ended June 30, 1998 from the comparable period of 1997 due to a reduced level of capital leases. Interest expense is expected to be higher in 1998 than in 1997, reflecting the higher level of indebtedness to be outstanding for the full year, as a result of the acquisitions of NYMA and Sylvest, and the additional indebtedness incurred to finance the acquisitions of R.O.W., TIS and TMA.

Income Tax Benefit

The income tax benefit for the six month period ended June 30, 1998 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the Acquisitions, the effective tax provision rate for the year ending December 31, 1998 is estimated to be 40%. The Company believes that the nondeductibility of the additional amortization of goodwill and the value related to contract backlog associated with the NYMA and R.O.W. acquisitions and the nondeductibility of the non-cash charge related to vesting of stock options will cause the annual effective tax rate for 1998 to be higher than the annual effective tax rate in 1997.

Net Income / Loss

Net loss for the six months ended June 30, 1998 was $4.5 million, a $4.5 million change from the net income of $12 thousand recorded in the comparable period of 1997 based on the reasons discussed above.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operations. The Company's liquidity requirements generally vary seasonally with revenues, which are generally higher in the third and fourth quarters of each fiscal year. Historically, cash flow from the collection of accounts receivable from the Government has generally been predictable and dependable. Cash and cash equivalents were $1.9 million at June 30, 1998, down $4.4 million from December 31, 1997 primarily as a result of net cash flows used in operating activities of $4.6 million and net cash flows used in investing activities of $32.7 million being offset by net cash flows from financing activities of $32.9 million. Net cash flows used in operating activities was primarily a result of an increase in accounts receivable of $5.1 million. Increased focus on COTS products sold through the Systems & Technology Group used $2.2 million in cash to increase inventory over the December 31, 1997 levels. Net cash used in investing activities amounted to $32.7 million for the six months ended June 30, 1998, primarily as a result of the acquisition of R.O.W., TMA and TIS totaling $30.3 million and the purchases of property and equipment totaling $1.3 million. Net cash flows from financing activities was $32.9 million for the six months ended June 30, 1998 primarily as a result of net borrowings under the Company's working capital line of credit of $37.9 million which was used primarily to finance the 1998 Acquisitions. Additionally, this cash was used, in part, to repay and retire line of credit balances of acquired companies of $3.8 million.

EBITDA represents the sum of income (loss) before income tax provision (benefit), net recourse interest expense and depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. The following presentation represents the Company's computation of EBITDA (in thousands):


                                                         Six Months Ended
                                                             June 30,
                                                    ------------------------
                                                       1997          1998
                                                    ----------   -----------


Income (loss) before income tax provision (benefit)   $  175      ($ 4,774)

Net recourse interest expense .....................    2,986         7,482

Non-cash charge related to vesting of stock options     --           1,422

Depreciation and amortization .....................      642         6,279
                                                     -------      --------
EBITDA ............................................   $3,803      $ 10,409
                                                     -------      --------
                                                     -------      --------

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

                                       ###

Part II. Other Information



Item 5. Submission of Matters to a Vote of Security Holders

On July 14, 1998, the stockholders of the Company holding 2,332,493 shares of common stock of the Corporation, which number of shares constitutes a majority of the voting stock, took action by written consent without a meeting to approve an increase in the number of shares subject to the Stock Option Plan for Executive and Other Key Employees of Federal Data Corporation and its Subsidiaries from 407,000 to 415,000.

Item 6 (a).Exhibits.

27 Financial Data Schedule.

Item 6 (b). Reports on Form 8-K.

The Company filed a Form 8-K/A dated May 4, 1998 and May 14, 1998 related to the acquisition of R.O.W. Sciences, Inc., and Telos Information Systems, a division of Telos Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           FEDERAL DATA CORPORATION

                                           /s/James M.Dean

                                    By:
                                          -------------------------------
                                          James M. Dean
                                          Vice President and
                                          Chief Financial Officer

                                          Date: August 14, 1998