Form 10-Q
period 1998-09-30
FEDERAL DATA CORP /FA/
filed 1998-11-12
CIK 1046650

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended:                  Commission File Number:
           September 30, 1998                           333-36447


                            FEDERAL DATA CORPORATION
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                52-0940566
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

                                 Yes / X / No /  /

As of the close of business October 31, 1998, the registrant had outstanding 2,927,521 shares of Common Stock, par value $.01 per share.

INDEX


                                                                                        Page
                                                                                       ------
Part I.  Financial Information

        Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of December 31, 1997
               and September 30, 1998 (Unaudited) ....................................    3

               Consolidated Statements of Operations for the Three Months
               Ended September 30, 1997 and 1998 (Unaudited) and the Nine Months Ended
               September 30, 1997 and 1998
               (Unaudited) ...........................................................    4

               Consolidated Statements of Cash Flows for the Three Months
               Ended September 30, 1997 and 1998 (Unaudited) and the Nine Months Ended
               September 30, 1997 and 1998
               (Unaudited) ...........................................................    5

               Notes to Consolidated Financial Statements (Unaudited) ................    6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..........................................    8

Part II.  Other Information

        Item 5.  Submission of Matters to a Vote of Security
        Holders ......................................................................   11

        Item 6.  Exhibits and Reports on Form 8-K ....................................   12


Part I.  Financial Information

Item 1.  Consolidated Financial Statements

                         Federal Data Corporation
                        Consolidated Balance Sheets
                     (In thousands, except share data)


                                                                             December 31,   September 30,
                                                                                1997            1998
                                                                            -------------   -------------
Assets                                                                                      (Unaudited)
     Cash and cash equivalents ..........................................    $   6,327    $   1,969
     Accounts receivable ................................................       96,074      128,214
     Net investment in sales-type leases ................................        6,839        5,974
     Inventory ..........................................................        6,346        5,538
     Other assets .......................................................        8,376        5,294
                                                                             ---------    ---------

                  Total current assets ..................................      123,962      146,989

     Net investment in sales-type leases ................................        1,203        3,295
     Leased and other property and equipment ............................        3,746        5,594
     Goodwill and intangibles ...........................................       54,161       72,260
     Other assets .......................................................        9,894        7,579
                                                                             ---------    ---------

                  Total assets ..........................................    $ 192,966    $ 235,717
                                                                             ---------    ---------
                                                                             ---------    ---------

Liabilities and stockholders' equity (deficit)

     Accounts payable and other liabilities .............................    $  73,760    $  80,541
     Obligations under capital leases - nonrecourse .....................        2,636        2,157
                                                                             ---------    ---------

                  Total current liabilities .............................       76,396       82,698

     Notes payable - recourse ...........................................      113,000      151,325
     Obligations under capital leases - nonrecourse .....................          359        1,925
     Other liabilities ..................................................        2,194        2,928
                                                                             ---------    ---------

                  Total liabilities .....................................      191,949      238,876
                                                                             ---------    ---------

     Stockholders' equity (deficit)

     Common stock, $.01 par value: 8,000,000 shares authorized; shares issued and outstanding, 2,910,896 and 2,927,521 in 1997
          and 1998 ......................................................           29           29
     Capital in excess of par value .....................................       40,300       42,443
     Accumulated deficit ................................................      (39,312)     (45,631)
                                                                             ---------    ---------

                  Total stockholders' equity (deficit) ..................        1,017       (3,159)
                                                                             ---------    ---------

                  Total liabilities and stockholders' equity
                   (deficit) ............................................    $ 192,966    $ 235,717
                                                                             ---------    ---------
                                                                             ---------    ---------


                See notes to consolidated financial statements.

             Federal Data Corporation
       Consolidated Statements of Operations
                  (In thousands)
                    (Unaudited)


                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September 30,
                                                    -----------------------  ------------------------
                                                        1997        1998         1997         1998
                                                    -----------  ----------  -----------   ----------
Revenues
     Equipment and software sales ...............   $  73,831    $  97,613    $ 115,866    $ 227,744
     Maintenance and support services ...........      49,771       46,773       93,800      135,569
     Interest and other .........................       1,295          683        2,403        1,660
                                                    ---------    ---------    ---------    ---------

                  Total revenues ................     124,897      145,069      212,069      364,973
                                                    ---------    ---------    ---------    ---------

Expenses
     Cost of sales and services .................     107,855      127,878      178,132      316,095
     Selling, general and administrative ........      10,871       11,037       23,624       34,812
     Goodwill and intangibles ...................         962        2,920        1,195        7,893
     Interest ...................................       3,390        4,223        7,124       11,936
                                                    ---------    ---------    ---------    ---------

                  Total expenses ................     123,078      146,058      210,075      370,736
                                                    ---------    ---------    ---------    ---------

Income (loss) before extraordinary item and
     income taxes ...............................       1,819         (989)       1,994       (5,763)

Income tax provision ............................         868          850        1,031          556
                                                    ---------    ---------    ---------    ---------

Income (loss) before extraordinary item .........         951       (1,839)         963       (6,319)

Extraordinary loss from early retirement of debt,
     net of tax benefit of $1,770 ...............      (2,655)        --         (2,655)        --
                                                    ---------    ---------    ---------    ---------

Net loss ........................................   ($  1,704)   ($  1,839)   ($  1,692)   ($  6,319)
                                                    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------


                See notes to consolidated financial statements.

                   Federal Data Corporation
            Consolidated Statements of Cash Flows
                        (In thousands)
                         (Unaudited)


                                                                Three Months Ended       Nine Months Ended
                                                                   September 30,           September 30,
                                                                 1997        1998         1997        1998
                                                               ----------  ----------  ----------  ----------
Cash flows from operating activities:
     Net loss .................................................. ($1,704)    ($1,839)    ($1,692)    ($6,319)
     Adjustments to reconcile net loss to net cash flows
           from operating activities:
     Extraordinary loss from early retirement of debt,
       net of tax benefit of $1,770 ............................   2,655           -       2,655           -
     Depreciation and amortization .............................   1,409       3,653       2,051       9,932
     Non-cash charge related to vesting of stock options .......       -         318           -       1,740
     Loss (income) recorded on sales-type leases ...............     764         113       1,219        (333)
     Collections from sales-type leases ........................   1,193       1,861       3,046       3,084
     (Increase) decrease in inventory ..........................  (1,140)      2,976           -         808
     Increase in accounts receivable ........................... (16,548)    (11,649)     (1,013)    (16,701)
     Increase in accounts payable and accrued expenses .........  11,472       6,554       3,346       8,138
     Net change in other assets and liabilities ................  10,686       2,167       5,315        (840)
                                                               ----------  ----------  ----------  ----------

     Net cash flows from operating activities ..................   8,787       4,154      14,927        (491)
                                                               ----------  ----------  ----------  ----------

Cash flows from investing activities:
     Acquisitions of businesses, net of cash received ..........       -        (295)    (58,125)    (30,641)
     Purchase of equipment for sales-type leases ...............       -      (1,033)          -      (2,022)
     Purchase of property and equipment ........................    (494)       (494)     (1,582)     (1,819)
                                                               ----------  ----------  ----------  ----------

     Net cash flows from investing activities ..................    (494)     (1,822)    (59,707)    (34,482)
                                                               ----------  ----------  ----------  ----------

Cash flows from financing activities:
     Proceeds from borrowings .................................. 105,000           -     160,400           -
     Repayments of borrowings .................................. (94,636)          -     (98,101)       (551)
     Net (repayments) borrowings under line of credit .......... (10,368)     (2,600)    (25,855)     31,571
     Proceeds from sale of common stock ........................       -         449      27,000         449
     Recapitalization, stock issuance and debt
           acquisition costs ...................................  (6,882)          -     (10,202)          -
     Repayments of capital lease obligations ...................    (660)       (149)     (1,630)       (854)
                                                               ----------  ----------  ----------  ----------

     Net cash flows from financing activities ..................  (7,546)     (2,300)     51,612      30,615
                                                               ----------  ----------  ----------  ----------

Net change in cash and cash equivalents ........................     747          32       6,832      (4,358)

Cash and cash equivalents, beginning of period .................   7,276       1,937       1,191       6,327
                                                               ----------  ----------  ----------  ----------

Cash and cash equivalents, end of period .......................  $8,023      $1,969      $8,023      $1,969
                                                               ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------


                 See notes to consolidated financial statements.

                            Federal Data Corporation
                   Notes to Consolidated Financial Statements
                                 (In thousands)
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Federal Data Corporation and its wholly owned subsidiaries (collectively, the Company) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

The results of operations for the three month and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1998.

All of the Company's direct and indirect wholly owned subsidiaries have fully and unconditionally guaranteed, on a joint and several basis, the Company's obligations under its Senior Subordinated Notes. The Company is a holding company with no assets or operations other than its investments in its subsidiaries. The separate financial statements of the subsidiary guarantors are not presented because the Company's management believes that such financial statements are not material to investors.

Note 2 - Acquisitions

During the quarter ended June 30, 1997, the Company purchased all of the outstanding shares of common stock of NYMA, Inc. (NYMA) and Sylvest Management Systems Corporation (Sylvest) (collectively, the 1997 Acquisitions) for an aggregate purchase price of $74,519. NYMA is a provider of high technology engineering and information technology services under contracts with various United States Government (the Government) agencies and subcontracts with large government contractors. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace.

During the quarter ended March 31, 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. (R.O.W.) and Technical and Management Assistance, Inc. (TMA), and also purchased all of the assets of Telos Information Systems (TIS), a division of Telos Corporation, (collectively, the 1998 Acquisitions). The aggregate purchase price of the 1998 Acquisitions was $33,270. The Company financed the 1998 Acquisitions principally through borrowings under its existing line of credit facility. R.O.W. provides information technology and health science research services to federal and commercial clients. TMA provides software development services principally to the air traffic management function within the Federal Aviation Administration. TIS provides information technology and engineering services principally to NASA and the Jet Propulsion Laboratory.

The Company recorded goodwill of $48,491 and $18,952 related to the 1997 and 1998 Acquisitions, respectively, which is being amortized over fifteen years. The purchase price of the acquisitions includes identifiable intangible assets of $12,504 and $5,238 for the 1997 and 1998 Acquisitions, respectively. The identifiable intangible assets primarily represent contract backlog at the acquisition date and are recorded at the present value of the projected pretax profits. The present value of the contract backlog is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue.

Condensed unaudited pro forma operating data which gives effect to all of the acquisitions described above for the year ended December 31, 1997 and the nine months ended September 30, 1997 and 1998 is provided below. Such condensed unaudited pro forma operating data has been prepared as if the acquisitions occurred as of the beginning of the reporting period. The Company is currently conducting an analysis of the allocation of the purchase price for the 1998 Acquisitions. The purchase price allocation may change during the year ending December 31, 1998 as additional information concerning the net asset valuation is obtained.


                                                         Year Ended      Nine Months Ended
                                                        December 31,       September 30,
                                                            1997        1997         1998
                                                       ------------- ----------- -----------
Revenues ...........................................      $505,283    $362,942    $ 374,569
                                                          --------    ---------   ----------
                                                          --------    ---------   ----------
Loss before extraordinary item and income tax
 provision .........................................      ($ 5,056)   ($ 4,072)   ($  5,859)
                                                          --------    ---------   ----------
                                                          --------    ---------   ----------
Loss before extraordinary item .....................      ($ 5,306)   ($ 4,844)   ($  6,451)
                                                          --------    ---------   ----------
                                                          --------    ---------   ----------


In the opinion of management, the condensed unaudited pro forma operating data is not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.

Note 3 - Stockholders' Equity

During 1998, the Company modified its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded a non-cash charge of $1.7 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value.

Note 4 - Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for the reporting and presenting of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. At September 30, 1998, there is no impact on the Company's financial reporting as a result of its adoption of SFAS No. 130.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments and the related disclosures about products and services, geographic area, and major customers. SFAS No. 131 is effective for financial statements issued for fiscal years beginning after December 15, 1997. At September 30, 1998, there is no impact on the Company's financial reporting as a result of its adoption of SFAS No. 131.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 standardizes the employers' disclosure requirements for pension and other postretirement benefit plans. SFAS No. 132 is effective for financial statements issued for fiscal years beginning after December 15, 1997. At September 30, 1998, there is no impact on the Company's financial reporting as a result of its adoption of SFAS No. 132.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXCEPT AS EXPRESSLY INDICATED, THE FOLLOWING DISCUSSION DOES NOT GIVE EFFECT TO THE PRE-ACQUISITION OPERATIONS OF NYMA, SYLVEST, R.O.W., TIS AND TMA (COLLECTIVELY, THE ACQUISITIONS) OR INCLUDE PRO FORMA FINANCIAL INFORMATION.

Results of Operations

Three Months Ended September 30, 1998 Compared With Three Months Ended September 30, 1997

Revenues

Revenues for the three months ended September 30, 1998 were $145.1 million, up $20.2 million or 16% over the comparable period of 1997. Revenue from equipment and software sales was $97.6 million, up $23.8 million or 32% over the comparable period of 1997. This increase in equipment and software sales revenue is principally due to increased sales of commercial off-the-shelf (COTS) products. Revenue from maintenance and support services was $46.8 million, down $3.0 million or 6% over the comparable period of 1997. This decrease in maintenance and support services revenue is principally due the expiration of existing contracts. This reduction was substantially offset by increases in maintenance and support services revenue due to the Acquisitions of $17.8 million over the comparable period of 1997.

Cost of Sales and Services

Cost of sales and services for the three months ended September 30, 1998 was $127.9 million, up $20.0 million or 19% over the comparable period of 1997. Cost of sales and services in 1998 was 89% of sales and services revenues compared with 87% of sales and services revenues for the comparable period of 1997.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three month period ended September 30, 1998 was $11.0 million, up $0.2 million or 2% over the comparable period of 1997. The Acquisitions accounted for $1.5 million of the increase in selling, general and administrative expense over the comparable period of 1997. This increase in selling, general and administrative expense was substantially offset by reductions in selling, general and administrative expense associated with the expiration of existing contracts. Excluding the effect of the 1998 Acquisitions, selling, general and administrative expense for the three month period ended September 30, 1998 was 8% of revenues, compared with 9% in the comparable period of 1997.

Amortization of Goodwill and Intangible Assets

The excess of the cost of the Acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $67.4 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $17.7 million acquired in the Acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Amortization of goodwill and intangible assets for the three months ended September 30, 1998 was $2.9 million.

Interest Expense

Interest expense for the three months ended September 30, 1998 was $4.2 million, up $0.8 million, or 25% over the comparable period of 1997. Recourse interest expense increased $1.1 million for the three months ended September 30, 1998 over the comparable period of 1997 primarily due to increased recourse debt used to partially finance the 1998 Acquisitions. Interest expense on nonrecourse debt declined $0.3 million for the three months ended September
30, 1998 from the comparable period of 1997 due to a reduced average level of capital leases outstanding. Interest expense is expected to be higher in 1998 than in 1997, reflecting the higher level of indebtedness to be outstanding for the full year, as a result of the acquisitions of NYMA and Sylvest, and the additional indebtedness incurred to finance the acquisitions of R.O.W., TIS and TMA.

Income Tax Provision

The income tax provision for the three month period ended September 30, 1998 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the Acquisitions, the effective tax provision rate for the year ending December 31, 1998 is estimated to be 40%. The Company believes that the nondeductibility of the additional amortization of goodwill and the value related to contract backlog associated with the NYMA and R.O.W. acquisitions and the non-cash charge related to vesting of stock options will cause the annual effective tax rate for 1998 to be higher than the annual effective tax rate in 1997.

Extraordinary Loss

During the quarter ended September 30, 1997, the Company recorded a charge to earnings of $4.4 million related to deferred financing fees associated with the debt incurred to finance the prior Senior Credit Facility and the NYMA and Sylvest acquisitions. This debt was refinanced with proceeds from the Senior Subordinated Notes. This charge to earnings was reduced by an income tax benefit of $1.8 million which produced an extraordinary loss of $2.7 million.

Net Loss

Net loss for the three months ended September 30, 1998 was $1.8 million, a $0.1 million increase from the net loss of $1.7 million recorded in the comparable period of 1997 based on the reasons discussed above.

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

Revenues

Revenues for the nine months ended September 30, 1998 were $365.0 million, up $152.9 million or 72% over the comparable period of 1997. Revenue from equipment and software sales was $227.7 million, up $111.9 million or 97% over the comparable period of 1997. The Acquisitions accounted for $79.9 million of the increase in equipment and software sales revenue over 1997. The remaining increase in revenue from equipment and software sales is principally due to increased emphasis on the Company's sale of COTS products. Revenue from maintenance and support services was $135.6 million, up $41.8 million or 45% over the comparable period of 1997. The Acquisitions accounted for $59.1 million of the increase in maintenance and support services revenue over the comparable period of 1997. This increase in maintenance and support services revenue was partially offset by reductions in maintenance and support services revenue due to the expiration of existing contracts.

Cost of Sales and Services

Cost of sales and services for the nine months ended September 30, 1998 was $316.1 million, up $138.0 million or 77% over the comparable period of 1997. Cost of sales and services in 1998 was 87% of sales and services revenues compared with 85% of sales and services revenues for the comparable period of 1997.

Selling, General and Administrative Expense

Selling, general and administrative expense for the nine month period ended September 30, 1998 was $34.8 million, up $11.2 million or 47% over the comparable period of 1997. The Acquisitions accounted for $11.3 million of the increase in selling, general and administrative expense over the comparable period of 1997. During 1998, the Company modified its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded a non-cash charge of $1.7 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. This increase in selling, general and administrative expense was partially offset by reductions in selling, general and administrative expense associated with the expiration of existing contracts. Excluding the effect of the Acquisitions and the non-cash charge related to the stock options, selling, general and administrative expense for the nine month period ended September 30, 1998 was 10% of revenues, compared with 14% in the comparable period of 1997. This decrease in selling, general and administrative expense as a percent of revenue was due primarily to economies of scale achieved during the period.

Amortization of Goodwill and Intangible Assets

The excess of the cost of the Acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $67.4 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $17.7 million acquired in the Acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Amortization of goodwill and intangible assets for the nine months ended September 30, 1998 was $7.9 million.

Interest Expense

Interest expense for the nine months ended September 30, 1998 was $11.9 million, up $4.8 million, or 68% over the comparable period of 1997. Recourse interest expense increased $5.7 million for the nine months ended September 30, 1998 over the comparable period of 1997 primarily due to increased recourse debt used to partially finance the Acquisitions. Interest expense on nonrecourse debt declined $0.9 million for the nine months ended September 30, 1998 from the comparable period of 1997 due to a reduced average level of capital leases outstanding. Interest expense is expected to be higher in 1998 than in 1997, reflecting the higher level of indebtedness to be outstanding for the full year, as a result of the acquisitions of NYMA and Sylvest, and the additional indebtedness incurred to finance the acquisitions of R.O.W., TIS and TMA.

Income Tax Provision

The income tax provision for the nine month period ended September 30, 1998 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the Acquisitions, the effective tax provision rate for the year ending December 31, 1998 is estimated to be 40%. The Company believes that the nondeductibility of the additional amortization of goodwill and the value related to contract backlog associated with the NYMA and R.O.W. acquisitions and the non-cash charge related to vesting of stock options will cause the annual effective tax rate for 1998 to be higher than the annual effective tax rate in 1997.

Extraordinary Loss

During the quarter ended September 30, 1997, the Company recorded a charge to earnings of $4.4 million related to deferred financing fees associated with the debt incurred to finance the prior Senior Credit Facility and the NYMA and Sylvest acquisitions. This debt was refinanced with proceeds from the Senior Subordinated Notes. This charge to earnings was reduced by an income tax benefit of $1.8 million which produced an extraordinary loss of $2.7 million.

Net Loss

Net loss for the nine months ended September 30, 1998 was $6.3 million, a $4.6 million increase from the net loss of $1.7 million recorded in the comparable period of 1997 based on the reasons discussed above.

Liquidity and Capital Resources

The Company's primary source of liquidity is cash provided by operations. The Company's liquidity requirements generally vary seasonally with revenues, which are generally higher in the third and fourth quarters of each fiscal year. Historically, cash flow from the collection of accounts receivable from the

Government has generally been predictable and dependable. Cash and cash equivalents were $2.0 million at September 30, 1998, down $4.4 million from December 31, 1997 primarily as a result of net cash flows used in operating activities of $0.5 million and net cash flows used in investing activities of $34.5 million being offset by net cash flows from financing activities of $30.6 million. Net cash flows used in operating activities was primarily a result of the net loss of $6.3 million and an increase in accounts receivable of $16.7 million which were partially offset by depreciation and amortization of $9.9 million and an increase in accounts payable and accrued expenses of $8.1 million. Net cash used in investing activities amounted to $34.5 million for the nine months ended September 30, 1998, primarily as a result of the acquisition of R.O.W., TMA and TIS totaling $30.6 million, the purchase of equipment for sales-type leases of $2.0 million and the purchases of property and equipment totaling $1.8 million. Net cash flows from financing activities was $30.6 million for the nine months ended September 30, 1998 primarily as a result of net borrowings under the Company's working capital line of credit of $31.6 million which was used primarily to finance the 1998 Acquisitions. Additionally, this cash was used, in part, to repay and retire line of credit balances of acquired companies of $3.8 million.

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


                                                                     Nine Months Ended
                                                                       September 30,
                                                                   --------------------
                                                                      1997       1998
                                                                   ---------   --------
Income (loss) before extraordinary item and income tax provision     $1,994   ($ 5,763)
Net recourse interest expense ..................................      6,023     11,536
Non-cash charge related to vesting of stock options ............       --        1,740
Depreciation and amortization ..................................      2,051      9,932
                                                                   --------   --------
     EBITDA ....................................................   $ 10,068   $ 17,445
                                                                   --------   --------
                                                                   --------   --------

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


Item 6 (a).  Exhibits.

27       Financial Data Schedule.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           FEDERAL DATA CORPORATION


                                           By:  /s/ James M.  Dean
                                              --------------------------------
                                                James M. Dean
                                                Vice President and
                                                Chief Financial Officer


                                                Date: November 12, 1998