Form 10-Q/A
period 1998-09-30
FEDERAL DATA CORP /FA/
filed 1999-03-29
CIK 1046650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Company's report on Form 10-Q for the period ended September 30, 1998 is amended to add the following section to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Year 2000 Compliance

State of Readiness: The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Certain computer operations will be affected by the roll-over of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

In order to attempt to identify and remediate any material Year 2000 issues that may affect the Company, the Company has formed a Year 2000 Readiness Team led by the Vice Presidents of its operating divisions and supported by appropriate contracts and technical resources throughout the Company. The Readiness Team's plan addresses internal systems and processes, critical suppliers and customers. A Year 2000 analysis of the Company's core software and hardware systems is underway, focusing on the most critical systems first. This process includes the following steps: inventory, classification of criticality, assessment of compliance, remediation and testing. The Company estimates that this effort is approximately 60% complete. The expected completion date is June 30, 1999, for critical systems and September 30, 1999, for non-critical systems. All of the Company's core administrative systems, including payroll, human resources, operations and finance, are commercial off-the-shelf products that are either Year 2000 compliant or have Year 2000 compliant versions of the software available under maintenance agreements. The Company is currently in the process of upgrading its Deltek accounting system, and expects that such upgrade will be completed during the second quarter of 1999. Although the Company has completed assessments of core administrative systems and assets with embedded systems, assessments will continue to occur until the year 2000. This ongoing assessment is needed to make sure new assets and systems are compliant.

The Company is assessing the potential for Year 2000 issues with third parties with whom the Company has a material relationship. The Company expects to complete this assessment phase by August 1, 1999. The Company has been, and continues to contact suppliers regarding such suppliers' potential Year 2000 issues. The Company has made reasonable efforts to incorporate the Year 2000 requirements and warranty provisions of its customer contracts into its material supply agreements so as to achieve "back-to-back" warranties from its suppliers. However, in some instances the customer's requirement may vary from a supplier's commercial terms relative to the Year 2000. In the event that any key supplier's products are not found to be Year 2000 compliant, the end-user customer will be so notified, and the Company will work with such customer to identify a Year 2000 compliant alternative. Despite such efforts, the Company expects to have only a limited understanding of the potential Year 2000 shortcomings of many of its suppliers, and will therefore be uncertain as to the full nature and extent of the potential supplier-derived impact on the Company. Should supplier Year 2000 issues arise, such issues could interrupt the flow of products and services to the Company, which could in turn impact the Company's timely delivery under its customer contracts.

Costs to Address the Company's Year 2000 Issues: The Company is incurring internal staff costs as well as certain consulting expenses and product costs to examine and address its Year 2000 readiness. The Company estimates that it will incur approximately $700,000 to remediate any material Year 2000 issues, of which approximately $500,000 has been incurred to date. Management does not believe that future project costs will have a material adverse effect on the Company's business or results of operations. Maintenance, modification costs and software purchased with the express purpose of fixing the Year 2000 issue will be expensed as incurred in accordance with the Emerging Issues Task Force of the Financial Accounting

Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000". Network components that may have Year 2000 compliance issues such as workstations, printers and network components are being systematically repaired or replaced as part of the normal information technology infrastructure replacement strategy. The annual expenditures for these components are not significantly above levels that the Company has historically incurred in the normal course of business. The Company's Year 2000 program is an ongoing effort and the estimated costs and completion dates set forth herein are subject to change. The Company cannot assure that these estimates will prove accurate. Specific factors that could cause material differences include, but are not limited to, the availability and cost of personnel skilled in Year 2000 remediation, the ability to identify, assess, remediate and test all relevant computer codes, third party remediation plans and similar uncertainties.

Risks of the Company's Year 2000 Issues: Due to the varying degrees of Year 2000 readiness of the Government agencies with whom the Company does business, the Company is unable to estimate the possible impact of the Year 2000 on its customers' operations or buying patterns. While such agencies have indicated that they are working to resolve their year 2000 problems, the Company regards their ability to achieve this objective as uncertain. Because the Company's understanding of the ways in which the Government could experience Year 2000 difficulties is inherently limited, the Company is uncertain as to the full nature and extent of the potential Government-derived Year 2000 impact on the Company. However, the Company is concerned that Year 2000 problems affecting Government financial administration functions could interrupt or delay the orderly flow of payments to the Company under its Government contracts. Because of the Company's substantial debt service obligations and reliance on Government contracts, any such interruption or delay could severely impact the Company's financial condition.

The Company continues to receive requests for certifications, representations or other commentary regarding Year 2000 issues from its customers. In some cases, such requests have resulted in contract modifications regarding statements about the Year 2000 compliance of the Company's products. In addition, the Federal Acquisition Regulation requires that each contract entered into with the Government after October 21, 1997 incorporate by reference a provision of the Federal Acquisition Regulations which requires that all information technology acquired by Government agencies be Year 2000 compliant. There can be no assurance that the Company will not be adversely affected if its customers enforced Year 2000 requirements contained in the Company's prime contracts, whether through incorporation of the Federal Acquisition Regulations or otherwise, which are found to be inconsistent with the Company's suppliers' commitments with respect to Year 2000 compliance or warranty or which are related to products produced, or services performed, solely by the Company.

Contingency Plans: The Company will develop appropriate contingency plans for any items which are not Year 2000 Compliant and which are deemed likely to have a significant impact on the Company's business operations. The Company intends to implement any such contingency plans by October 31, 1999. Management believes it is expending appropriate efforts in addressing the Year 2000 issue so that the Company's business operations will not be significantly disrupted. However, there can be no assurance that the Company will not incur Year 2000 problems relating to its efforts or those involving its customers or suppliers or that the costs of such efforts will not be greater than currently estimated.

                                       ###

     This quarterly report on Form 10-Q/A contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings or administrative proceedings challenging any contract award; labor negotiations; changing priorities or reductions in the budgets of Government agencies who purchase products or services from the Company; termination of Government contracts due to unilateral Government action; and the impact of the "Year 2000" issue on the Company and its customers and suppliers. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-36447.

The previous discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report.

                                       ###




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             FEDERAL DATA CORPORATION


                                       By:   /s/ James M.  Dean
                                          --------------------------------------
                                             James M. Dean
                                             Vice President, Chief Financial
                                             Officer and Treasurer

                                             Date: March 25, 1999