Form 10-K405
period 1998-12-31
FEDERAL DATA CORP /FA/
filed 1999-03-31
CIK 1046650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K 405

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            FEDERAL DATA CORPORATION
             (Exact name of Registrant as specified in its charter)

       DELAWARE                           333-36447                        52-0940566
(State or other jurisdiction of         (Commission File No.)       (I.R.S. Employer Identification
       incorporation)                                                          Number)

                      4800 HAMPDEN LANE BETHESDA, MD 20814
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [X] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 1999 is $223,587. Because the Company is privately held, the aggregate value of such voting stock was computed on the basis of a $27 per share price, the price paid for the common stock of the Company by investors in August 1998, the time of the most recent purchase and sale of such common stock.

      As of the close of business February 28, 1999, the registrant had outstanding 2,927,521 shares of Common Stock, par value $.01 per share.

Documents Incorporated By Reference

       None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

Item 1. Business.

      Federal Data Corporation and its subsidiaries (collectively, the "Company") are major suppliers of information technology to a wide range of customers within the U.S. federal government (the "Government"). The Company has assembled, through internal growth and strategic acquisitions, comprehensive information technology products and services capabilities to address the unique needs of its Government clients. Management believes that the Company is strategically positioned to benefit from the current trends in the Government market for information technology and outsourcing of engineering, scientific and other professional services. The Government is among the world's largest purchasers of information technology with estimated total expenditures in fiscal 1998 in excess of $31 billion. For the year ended December 31, 1998, the Company's total revenue was $520.3 million, loss before income taxes was $5.4 million, net loss was $6.7 million and EBITDA (as defined herein) was $27.4 million. Contributing to the Company's loss before income taxes for 1998 were non-cash charges totaling $10.1 million related to amortization of certain intangible assets and the vesting of stock options. These non-cash charges had a $9.0 million after-tax effect on the net loss. The Company's pretax charge for other intangible assets amounted to $8.0 million for 1998. The intangible assets being amortized represent identifiable assets recorded in connection with the Company's acquisitions in 1997 and 1998, including contract backlog, covenants not to compete, work force, trade names and trademarks. The Company recorded $16.5 million related to the acquired contract backlog which is equal to the present value of the pretax profits projected to be earned as a result of the Company's performance of such acquired contracts. This amount is being amortized over the remaining terms of the acquired contracts in the same manner and at the same time as the Company recognizes the related contract revenues. The value assigned to the other acquired intangible assets is $5.5 million and is being amortized over periods up to three years. Excluding the impact of future acquisitions, the Company expects that its non-cash charge for amortization of other intangible assets will not be significantly different in 1999 than it was in 1998 but should decline in 2000 and thereafter. In 1998, the Company amended and restated its Stock Option Plan for Executives and Key Employees by accelerating the vesting of certain performance based options. Accordingly, the Company recorded non-cash compensation of $2.1 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Without regard to any future changes in its Stock Option Plan, the Company expects that it will record non-cash compensation related to this change of approximately $0.5 million in 1999, $0.2 million in 2000 and none thereafter.

      Founded in 1969, the Company serves a diverse and expanding customer base representing over 20 Government agencies including the National Aeronautics and Space Administration ("NASA"), the Department of Veterans Affairs, the Department of the Navy, the Internal Revenue Service ("IRS"), the Federal Aviation Administration ("FAA"), the National Institutes of Health ("NIH") and the Department of State. Management believes that the Company's established reputation and long-standing relationships with Government customers, and the extensive knowledge gained from those relationships, have been critical to the Company's strong record of growth and provide a key competitive advantage in pursuing business opportunities with new and existing customers.

      TC Group, L.L.C. d/b/a/ The Carlyle Group ("Carlyle"), a Washington D.C.-based global private merchant bank founded in 1987, through its affiliates became the Company's controlling stockholder in a 1995 recapitalization of the Company. Carlyle and its affiliates currently manage over $3 billion of private equity capital including a $1.3 billion domestic private equity fund. Carlyle has made over 30 majority owned investments in select industries including aerospace, defense, information technology and related services and telecommunications. Some of these investments include United Defense L.P., a leading manufacturer of tracked, armored combat vehicles for the United States and its allies; BDM International, Inc., a multinational information technology company (later sold to TRW, Inc.);
Vought Aircraft Company, a leading supplier of major aircraft structures and Prime Communications, an operator of cable systems in the metropolitan Chicago and Washington, DC areas.

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

ACQUISITIONS AND REFINANCING

      Consistent with its strategy of providing a complete range of information technology offerings to its Government customers, the Company has pursued strategic acquisitions to broaden and strengthen key skill areas. In May 1997, the Company purchased NYMA, Inc. ("NYMA"), a provider of sophisticated engineering and information technology services. NYMA complemented and significantly expanded the Company's core capabilities in the technology and engineering services sector, providing the Company with the ability to bid effectively on new contracts with a higher component of technical services requirements. In June 1997, the Company acquired Sylvest Management Systems Corporation ("Sylvest"), a value-added reseller of commercial off-the-shelf ("COTS") hardware, software and technical services supporting open systems architectures within the Government marketplace. Through the Sylvest acquisition, the Company has become a leading reseller of COTS hardware and software to the Government and has substantially expanded the number of customers to which it can market its systems integration offerings.

      To effect the acquisitions of NYMA and Sylvest and to secure the availability of additional capital for future acquisitions, in July 1997, the Company sold $105 million in aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2005 (the "Private Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Private Placement"). The Company used the proceeds of the Private Placement to (i) prepay $7.7 million of FDC Notes and $4.0 million of notes originally issued in connection with the acquisition of Sylvest, (ii) repay (the "Refinancing") all amounts (approximately $80.4 million) of long-term debt ("Refinanced Bank Debt") owing under the Prior Senior Credit Facility,
(iii) pay $7.0 million in fees and expenses associated with the Private Placement and the new senior secured revolving credit facility (the "New Senior Credit Facility") and (iv) generate $5.9 million in additional cash for working capital purposes. None of the proceeds of the Private Placement are remaining. In addition, the Company terminated the Prior Senior Credit Facility and executed the New Senior Credit Facility, which provides revolving borrowing availability up to $75.0 million, subject to a borrowing base limitation. In December 1997, the Company completed an offer to exchange $1,000 principal amount of its 10 1/8% Senior Subordinated Notes Due 2005 (the "Exchange Notes") for each $1,000 principal amount of its outstanding Private Notes (the "Exchange Offer"), which exchange was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4. As a result of such Exchange Offer, the Company issued $105 million in aggregate principal amount Exchange Notes in exchange for all of the issued and outstanding Private Notes.

      The Company has continued its strategy of expanding its core customer base and strengthening its capability to service existing customers through acquisitions in 1998. In February 1998, the Company acquired R.O.W. Sciences, Inc. ("R.O.W."), a provider of information technology and health science research services. The acquisition of R.O.W. expanded and strengthened the Company's already substantial presence at the NIH and also broadened the Company's ability to offer professional services and information technology solutions to federal and commercial health science research organizations. In February 1998, the Company also acquired Telos Information Systems ("TIS"), a division of the Telos Corporation. TIS provides information technology and engineering services principally to NASA and Jet Propulsion Laboratory
("JPL"). TIS expands the Company's Pasadena, CA operations making it one of the leading information technology contractors at JPL and provides additional capability to service NASA, one of the Company's long-standing customers. In March 1998, the Company purchased Technical and Management Assistance, Inc. ("TMA"), a provider of software development services to Lockheed Martin Corporation, Computer Sciences Corporation, and the FAA. TMA specializes in air traffic control software and complements the Company's FAA business base.

      The acquisitions have significantly enhanced the Company's presence in the Government marketplace. Management believes the information technology industry, particularly the portion serving Government customers, has and will continue to consolidate, resulting in additional opportunities for the Company to make attractive acquisitions that complement or expand its core capabilities.

INDUSTRY OVERVIEW

      According to Federal Sources, Inc., an independent market research firm specializing in the federal information technology market, the Government is the world's largest single buyer of information technology services and products. Federal Sources, Inc. estimated fiscal 1998 Government spending specifically designated for information technology to have been in excess of $31 billion. Despite continual budget pressures, Government outlays for third-party technology services and outsourcing have increased steadily as the Government has sought to control its spending and gain the efficiencies and flexibility experienced by commercial purchasers of these services. The General Services Administration ("GSA") anticipates a continuation of this trend toward increased Government use of outside information technology providers and estimates that the majority of all Government agencies operating in-house data systems may eventually outsource information technology services to the private sector at a significant cost savings. The current legislative and regulatory environment has supported and been successful with initiatives in the Government information technology sector to change procurement practices and become more like the private sector. Several statutory and regulatory changes have brought about a significant transition in Government procurement practices, dramatically increasing the number of procurement "vehicles" available to Government customers and generally reducing the lead time required to buy information technology products and services. The use of these vehicles, whether indefinite delivery, indefinite quantity ("IDIQ") contracts awarded to multiple contractors or teams of contractors, or established GSA Schedules and multi-agency contracts ("MAC"), allows the Government to address an increasing portion of its information technology needs through relatively inexpensive, open architecture systems based on COTS hardware and software. This trend toward commercialization of Government procurements will continue to change the marketplace enabling the mission critical operations of the Government to be met in a timely and efficient manner. See "--Government Contracts."

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

    - PURSUE STRATEGIC ACQUISITIONS. The Company seeks to continue expanding the breadth and quality of the information technology products and services it offers. The acquisitions have added important complementary skills to the Company's information technology capabilities and vertical customer expertise. Management expects to continue to pursue strategic acquisitions, which it believes can contribute significantly to the Company's future business growth.

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

PRODUCTS AND SERVICES

      The Company focuses on providing a comprehensive array of high technology professional services in combination with hardware and software products from a variety of manufacturers. Although the Company is engaged in a single business activity, it delivers these services and products to its Government customers through three operating units as described below. For financial reporting purposes, these operating units have been aggregated. See Notes 1 and 3 to the consolidated financial statements. The Systems Integration Group integrates diverse hardware and software components into a single turnkey system, usually selling COTS hardware and software products as an element of the integrated solution. The Science & Engineering Group focuses primarily on providing sophisticated technical, scientific and engineering services to enhance information technology performance and productivity and to support the missions of its customers. The Systems & Technology Group is a leading value-added reseller of hardware, software and related services to the Government.

SYSTEMS INTEGRATION GROUP

      Systems integration refers to the integration of diverse information technology products, frequently including the combination of existing custom systems with COTS hardware and software into a single turnkey system. The Company's Systems Integration Group provides large-scale, tailored integrated solutions to its customers, generally including design, construction, and implementation, as well as the sale of any COTS hardware and software required for completion. The Company is a prominent systems integrator, having been a pioneer in systems integration for the Government since its founding in 1969. The Company has over 29 years of experience supplying custom turnkey systems to various departments and agencies of the Government. The contracts completed during this period have ranged from national defense programs to administrative, payroll and inventory control functions of various Government departments and agencies.

      The Company's systems integration projects are characterized by complex features such as multi-year systems life, multiple vendors, technical complexity, the application and integration of leading-edge technology and the selection and management of subcontractors and teaming partners with expertise specific to the system solution required by the customer. The Company acts as both a prime contractor and as a subcontractor on a broad range of systems integration projects for the Government. In performing these duties, the Company generally procures equipment, software, networking components and services from several manufacturers or suppliers to produce a single, program specific turnkey system. When no "off-the-shelf" solution or product exists, the Company on occasion develops software to provide a total compliant solution. The Company also generally provides installation, maintenance, training and technical support services throughout the life of the contract. Most systems integration contracts specify initial system requirements to be covered by the contract amount; as technology and customer needs change over the life of the contracts, they function as IDIQ contracts that permit the Company to supply equipment upgrades and customer support in response to changing customer requirements and improvements in technology. Management believes that such long-term contracts have permitted the Company to develop strong partnerships with its customers and have contributed to the Company's success with long-term programs in an environment of rapidly changing procurement requirements and technological growth.

      The Systems Integration Group consists of over 200 dedicated technical and management personnel trained to provide COTS integration, mainframe, midrange and microcomputer integration, communications and networking, software development, help desk and support services.

     In 1998, the Company was awarded two major contracts for Government outsourcing. These contracts are the Outsourcing Desktop Initiative for NASA ("ODIN") and the GSA Seat Management contract ("SEAT") with GSA. Both ODIN and SEAT represent a significant change in acquisition strategy for Government information technology buyers. Under the contracts, the Company is one of 14 contract awardees able to compete for Government outsourcing business over the next 10 years. The total potential value of the contracts for all awardees is over $19 billion.

     In 1998, the Company realigned its Solutions Group into the Systems Integration Group to facilitate synergies between the groups. The Solutions Division of the Systems Integration Group provides information technology solutions designed to address five discrete customer needs: Microsoft consulting, executive management consulting, electronic commerce, financial systems implementations and training. In providing these solutions, the Company combines its in-house expertise with appropriate products of different vendors. Management believes the Company's expertise in these key substantive areas provides an effective marketing tool in sales of other products and services.

    In 1998, the Company and Microsoft Corporation announced their cooperation in forming an Alliance to provide Government customers with comprehensive systems solutions and consulting in the areas of messaging/collaboration, electronic commerce, network/intranet integration and systems accessibility. This Alliance combines the Company's 29 years of information technology experience in the Government marketplace with Microsoft's advanced technologies, reputation and quality products. The Company and Microsoft utilize the new Alliance to exchange technical expertise and information relating to the needs of Government customers, particularly in the areas of electronic commerce, collaborative systems and data center operations. As part of this agreement, the Company has agreed to host Federal Executive Roundtable Discussions in order to identify the technology requirements of Government agencies. The Company will also open a joint Microsoft/Federal Data Corporation Solutions Center at the Company's headquarters in

Bethesda, Maryland to demonstrate the use of Microsoft products in providing information technology solutions to Government customers.

      The Company operates an authorized and certified training and education center for Microsoft and maintains four fully-equipped classrooms devoted to Microsoft training. In on-site and off-site services combined, the Company trained over 6,700 people in 1998, including Government and private sector clients as well as Company personnel. Management believes that these training services can play a large role in retaining customers and key Company personnel.

      The Company's executive management consulting group seeks to help Government agencies respond to recent legislation including the Chief Financial Officer Act, the Government Performance and Results Act and the Information Technology Management Reform Act. Subject matter topics include integrated financial management solutions, financial management improvement, financial management operations, internal management controls, fraud detection and prevention, strategic information management, software process improvement, performance-based budgeting and strategic and performance plans. These projects are often similar to the Company's systems integration activities but are usually smaller and involve a higher content of pre-packaged systems or specialized subject matter.

      In 1998, the Company became an authorized Solutions Center for Navision software. Navision is a complete financial package that can be tailored for midrange commercial companies. The Company provides a full range of services to include turnkey implementation, customization and on-going support to commercial clients.

      Listed below are summary descriptions of major contracts and programs for the Systems Integration Group. Although the future status of any contract is uncertain after contract expiration, management believes that certain support and service functions being provided under many of these contracts may be subject to recompetition and rebid upon expiration, either alone or in combination with other products and/or services. However, the Company cannot guarantee with respect to any particular contract to which it is a party, that such contract will be rebid upon expiration or that if any such contract is rebid, that the follow-on contract will be awarded to the Company. For a description of Government contracts, see "--Government Contracts."

   VETERANS BENEFITS ADMINISTRATION MODERNIZATION. This contract provides for the modernization of the information technology environment in regional offices of the Veterans Benefits Administration. Products and services provided include hardware, software, maintenance, support desk, training, installation and technical support. The Company is providing midrange computing platforms, LAN servers and workstations which, in conjunction with existing mainframes, provide claims processing infrastructure for the Department of Veterans Affairs.

   DEPARTMENT OF STATE. This contract calls for the Company to augment and replace existing mainframe systems and their components at two Department of State processing hubs. The Systems Integration Group is also providing various technical services functions in support of those processing centers.

   DEPARTMENT OF VETERANS AFFAIRS. This contract forms the basis of information technology solutions for the Department of Veterans Affairs' Austin Automation Center. The Systems Integration Group provides mainframe hardware, software and services to the Austin Automation Center in support of their customers' missions. The Systems Integration Group is currently providing hardware, software and services to two new mission critical information technology requirements.

   NIH CERTAN CORPORATE COMPUTING SYSTEMS. This IDIQ-type contract provides state-of-the-art hardware, software, supplies, training, maintenance, and professional services for NIH's Center for Information Technology and the Clinical Center's Information Systems Department.

   OUTSOURCING DESKTOP INITIATIVE FOR NASA. Under this contract, the Company provides comprehensive desktop computer, server and intra-center communications services to NASA and NASA contractors. Under the contract, NASA will define the computer and communications capabilities for each job within NASA and purchase a particular bundle of hardware, software and communications equipment for each "seat." The price for each type of "seat" will be fixed. Under the ODIN delivery-order process, each NASA facility is required to place orders exclusively with one vendor. In addition to NASA and NASA contractors, through the GSA other Government agencies will also be able to use the ODIN contract vehicle to purchase products and services from the Company and other vendors. The Company competes with six other contract winners for agency delivery orders under the contract and accordingly, being selected as a contract awardee does not guarantee the Company any volume of sales under the contract.

   GSA SEAT MANAGEMENT. Seat Management is a non-mandatory, multiple award, firm-fixed, ceiling-price, IDIQ contract. This contract will provide Government agencies with desktop computing encompassing the management, operation and maintenance of the desktop and its associated network infrastructure as a unified service. This service includes the entire suite of hardware, software, connectivity and support services required to support desktop computing in an administrative, engineering, scientific or mixed work environment. The Company competes with seven other contract winners for agency task orders under the contract and accordingly, being selected as a contract awardee does not guarantee the Company any volume of sales under the contract.

SCIENCE & ENGINEERING GROUP

      The Company's technology services offerings are focused predominantly on providing sophisticated high-technology professional services to various Government agencies. These activities are concentrated in three key service areas: information technology, engineering and scientific research. The 1998 acquisitions of R.O.W., TIS and TMA strengthened the Science & Engineering Group's skill base concentrated in three key areas: information technology, aerospace engineering and health science research and development. The Science & Engineering Group has recognized expertise in space systems, air traffic management systems, health science research and the application of leading-edge information technology to the requirements of customers in these segments.

      INFORMATION TECHNOLOGY SERVICES. The Company operates over 40 separate contracts for information technology services, through which it provides project management, software development, software maintenance and outsourcing functions for various Government agencies and prime contractors to the Government. Specific activities include providing software engineering services to support the maintenance and modification of the FAA's Air Traffic Control Operational Computer Program at seven FAA Enroute Centers and at the FAA Technical Center; supporting the design, development, implementation and maintenance of systems and programs for spacecraft mission operations at JPL; and development of an online grant management system for NIH.

      ENGINEERING SERVICES. The Company provides engineering services to support NASA, JPL, FAA, other Government agencies, as well as commercial customers. Operating under contracts to provide comprehensive engineering support for NASA's Langley Research Center ("Langley") in Hampton, VA, and JPL in
Pasadena, CA, the Company provides engineering services in the areas of aeromechanics, aerospace technology, space experimentation, structures, materials, instrumentation, aeronautics and space mission operations.

     Research at NASA Langley, relating mainly to aeronautics, involves approximately 100 employees, and is focused in the areas of aeronautical systems analysis, spacecraft mission analysis and engineering and flight operations support. The Langley unit provides a full range of systems analysis and integration studies including systems analysis for advanced military and civil aircraft designs, conceptual design studies of critical and high-payoff technologies, multi-discipline studies of unique military aircraft configurations, airframe and engine design studies on hypersonic vehicles, scramjet integrated design studies and spacecraft mission and system performance analysis. The Company provides engineering and operations support in such areas as the design, engineering and development of flight projects; the development of ground test systems and test techniques (such as the development of innovative wind tunnels); and the maintenance and operations of aircraft and aircraft systems including research vehicles and experimental avionics systems.

      The acquisition of TIS increased the Company's Pasadena, CA staff to approximately 225 employees supporting JPL. Services are provided to JPL under three contracts and include information technology support, engineering support to space research and planning, and engineering and information technology support to the operation of space missions such as Voyager and Mars Explorer.

      SCIENTIFIC RESEARCH SERVICES. The Company performs biomedical research and supports biomedical and health research activities for clients which include NIH, Centers for Disease Control and Prevention, Food and Drug Administration and other federal agencies involved in health research and policy formulation. In addition, the Company has begun to provide similar services on a small scale to commercial biotechnology organizations and pharmaceutical companies. The Company has over 300 employees engaged in health and biomedical research support services at facilities in six states.

      Listed below are summary descriptions of major contracts and programs of the Science & Engineering Group. Although the future status of any contract is uncertain after contract expiration, the Company expects the customer under each of these contracts to continue to require the services being performed after the contract expires and expects such services to be the subject of a new bidding competition for a new contract, either alone or in combination with other services. However, the Company cannot guarantee with respect to any particular contract to which it is a party, that such contract will be rebid upon expiration or that if any such contract is rebid, that the follow-on contract will be awarded to the Company. For a description of different types of Government contracts, see "--Government Contracts."

   HOST SOFTWARE SUPPORT. The Company is a subcontractor to Lockheed Martin Corporation under a fixed-price labor hour contract and provides software support to FAA Enroute Air Traffic Control Centers east of the Mississippi River. The Enroute system monitors and directs aircraft between airports. Approximately 65 employees perform project activities including software engineering and maintenance, systems enhancements, systems programming and data reduction and analysis.

   JOINT BASE OPERATIONS AND SUPPORT CONTRACT. The Company is a subcontractor to Space Gateway Support, Inc. ("SGS"), a joint venture led by Northrop Grumman Corporation, which provides facilities management support services to NASA's Kennedy Space Center ("KSC") and related Government facilities. This contract, awarded in 1998, contains cost-plus-award-fee and fixed-price elements for the Company to provide information technology services and products to SGS for use in contract performance. The Company has a staff of approximately 65 personnel at KSC in support of this contract.

   MISSION OPERATIONS SUPPORT SERVICES. This cost-plus-fixed-fee contract, awarded in 1994, provides NASA flight project mission operations support systems at JPL. Company personnel support Galileo, Voyager, Topex, Cassini, New Millennium, Mars Global Surveyor and the Multi-Mission Ground System Office.

   SERVICE OPERATIONS SUPPORT 4. This cost-plus-fixed-fee contract was awarded in 1996 by the William J. Hughes Technical Center of the FAA. Under this contract, the Company performs second-level software maintenance for the FAA's automation-intensive systems, including air traffic control.

   TECHNICAL AND APPLICATION PROGRAM SUPPORT. This cost-plus-fixed-fee contract was awarded in 1993 by NASA. The contract provides software engineering, systems integration, systems administration, hardware procurement, field installation and support of various communication systems at JPL.

   IMPAC/CRISP. This cost-plus-fixed-fee contract was awarded in 1994 by NIH. The contract is in support of the modernization effort of the legacy mainframe system to a state-of-the-art, client/server solution. The IMPAC/CRISP system is a large-scale, mission critical grants tracking/financial database management system.

SYSTEMS & TECHNOLOGY GROUP

      The Company is a leading value-added reseller of hardware, software and related services to the Government. Consistent with the Company's strategy of offering solutions based on open computing architectures, the Company has focused its reselling activities on workstations, servers, enterprise networking hardware and related peripherals and software. Along with providing a broad range of top quality products through supplier and teaming relationships with hardware and software original equipment manufacturers ("OEMs"), the Company makes its technical personnel available to provide its customers with customized "value-added" technical support services. Information technology product sales have been a core business for the Company and have provided it with the marketing platform to become a major open systems solutions provider in the Government marketplace.

      The Systems & Technology Group employs approximately 95 sales, marketing, business development and contract representatives and approximately 45 technical personnel, each of whom has been recruited based on his or her extensive knowledge of a particular customer group, particular products sold by the Company, or both. The sales force's extensive training in various Government procurement rules allows them to guide customers to the most efficient acquisition vehicle for the Company's products, whether that vehicle is an agency-specific IDIQ contract, a MAC or a GSA Schedule. See "--Government Contracts." These representatives maintain regular contact and working relationships with a set of vendors and existing or potential customers.

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

      Management believes the Company is on the leading edge of electronic commerce for sales of information technology to the Government. The Company has developed Internet facilities including a World Wide Web Site to support "paperless" contracting with the GSA Schedules and under the NIH Electronic Computer Store II ("ECS II") contract. ECS II is a MAC vehicle providing an electronic catalog from which agencies may place individual orders ranging in value from a few thousand dollars to several million dollars. The Company is one of 45 vendors providing products under the ECS II vehicle and is able to quickly add new products as they become available and requested by its customers. Customers typically select from among the participating vendors based on prior or existing service relationships, breadth of product offerings, reputation and price. Management believes the Company is well positioned to benefit from its electronic commerce capabilities as more and more Government procurement vehicles are requiring these competencies as a condition of award.

      The Company also provides expertise in the Government procurement process as a subcontractor to OEMs, providing services including initial bid and proposal preparation, contract management, customer support services, technical management services and electronic commerce services. Under a NASA Scientific and Engineering Workstation Program II subcontract, the Company will provide several of these subcontracting services to a leading microcomputer and workstation manufacturer for a specified percentage of revenues.

COMPETITION

      In providing a broad range of services and products that address the complete information technology needs of its customers, the Company participates, to varying degrees, in multiple areas of the information technology market, including markets for systems engineering, development and integration, networking, and product and component sales. In each area, the Company experiences vigorous competition with firms of varying size and different specializations and skills. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors vary even from program to program within a given business area. While the recent trend toward increased use of GSA and IDIQ contracts has changed some aspects of how companies sell to the Government, the Company has experienced no material change in the overall competitiveness of the federal market. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. In the Systems & Technology Group, the Company competes with certain computer manufacturers (including the Company's suppliers), who occasionally sell directly to the Government market, as well as a substantial number of systems integrators, resellers and distributors. To a lesser extent, the Company competes with Government agencies themselves which are permitted to sell services to other Government agencies as a result of procurement reform.

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

BACKLOG

      The Company's total contract backlog is only a portion of the total contract capacity (i.e., the maximum amount that the Government can purchase under its contracts with the Company) and represents management's estimate of the aggregate revenue that is likely to be earned by the Company over the life of all of its contracts, including option periods. Because many of the

Company's contracts are multi-year contracts and contracts with option years, total contract backlog represents revenue expected to be realized over a number of years into the future. The Company's estimated total contract backlog as of December 31, 1998 was approximately $1.4 billion. The Company's estimates of revenue from such contracts are based on the Company's history with such contracts and similar contracts, and management believes such estimates to be reasonable. However, because total contract backlog is based on management's estimate as to the future potential of existing contracts, there can be no assurances that all of such backlog will be recognized as revenue. In addition, the Government's ability to select multiple winners under IDIQ contracts, as well as its right to limit orders to any particular awardee, mean that there is no assurance that unfunded contract backlog will result in actual orders.

      Because the Government operates under annual appropriations, agencies of the Government typically fund contracts on an incremental basis. Accordingly, only a portion of the Company's total contract backlog is "funded." Funded backlog consists of the aggregate dollar portion of contracts currently appropriated by Government customers and allocated to contracts under delivery orders by the purchasing Government agencies or otherwise allocated for payment by customers upon completion of specified work. As of December 31, 1998, the Company's funded contract backlog was approximately $125 million. Funded backlog generally varies depending on procurement and funding cycles and other factors beyond the Company's control. Accordingly, period-to-period comparisons are difficult and not necessarily indicative of any future trends in revenue.

     The preceding information regarding contract backlog and future revenue to be derived therefrom, is forward-looking and is subject to certain risks and uncertainties including, but not limited to, a dependence on the continued funding of Government programs and contract procurements and the risk of contract termination described elsewhere in this report.

GOVERNMENT CONTRACTS

      The Company derives substantially all of its revenue from business performed under Government contracts. These include services, systems integration and other contracts obtained through a negotiated procurement process, as well as product sales contracts made under GSA Schedules, MACs and similar IDIQ vehicles.

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

      The IDIQ contracts historically negotiated by the Company typically specify the prices at which certain services and/or products are to be provided. These contracts have been and continue to be used for large-scale Government purchases of integrated systems that include a significant service or maintenance component, along with the provision of computer hardware and software. These IDIQ contracts are typically awarded to a single bidder or team of bidders chosen through a formal competitive bidding process. The periods of performance for IDIQ contracts typically span a base year and a number of option years. IDIQ contracts do not obligate the Government to purchase goods or services at the levels set out in the request for proposal, and allow the Government to terminate the contract if it is dissatisfied with the contractor's pricing or performance, or simply for convenience. Alternatively, IDIQ vehicles offer both the Government and the contractor flexibility to introduce new products and services as technology changes over the life of the contract.

      Over the past few years, reforms of the Government procurement process have introduced a dramatic increase in the flexibility and alternatives available to the federal information technology buyer. Onerous regulations that effectively encouraged large scale, long term, single award procurements have given way to a more "commercial" buying approach. Government customers, particularly those buying computer hardware and software without a custom service element, are spending an increasing share of their procurement budgets through smaller scale, shorter term, multiple award, multiple agency contract vehicles and task orders. While each of these flexible contract vehicles has its own unique characteristics, they have several major elements in common. Because these vehicles do not require the Government to make specific purchases, they are generally characterized as IDIQ contracts, and function as procurement "schedules" or catalogs. Although contractors must compete for the right to participate in these multi-agency, multi-vendor vehicles, winning the right to participate does not guarantee revenues, which require an effective post-award sales effort.

      In addition to purchasing from multiple IDIQ contracts, Government agencies may also purchase from GSA Schedules or MACs. Historically, the GSA would produce schedules for each agency, after extensive bidding and review processes that would dictate the products, prices and vendors for all purchases by that agency. As a result of recent changes to the rules governing use of GSA Schedules for Government agency purchases of hardware, software and services, GSA Schedules now frequently act as broadly defined IDIQ contracts under which multiple Government agencies may procure hardware, software or related services from contractors authorized to sell under such GSA Schedules without minimum or maximum order limitations. Contractors participating in the GSA Schedule program are eligible to market their products to a broad range of Government customers. The GSA Schedules together with related basic purchasing agreements, for larger volume purchases at reduced prices, offer Government agencies the advantage of an established contracting infrastructure including staff who are expert in the technologies offered by various vendors, volume driven pricing, access to the latest technology and streamlined purchasing mechanisms.

      At the time of initial award, prices to the end-users under the Company's GSA Schedules are set, either at a specified level for the duration of the contract or at specified levels varying over time. In addition, under certain circumstances, the Company is required under the terms of its GSA Schedules to pass on any savings, resulting from supplier discounts or other price reductions, to the Government in the form of corresponding price reductions. GSA Schedules do not have pre-set delivery schedules or minimum purchase levels. The uncertainties related to future contract performance costs, quantities to be shipped and dates of delivery make it difficult to predict the future revenue and profitability performance that may be associated with any particular GSA Schedule.

      Similar to GSA Schedules, MACs offer multiple agencies the opportunity to procure products from a broad range of vendors. For example, 45 contractors, including the Company, now hold MACs through the NIH's ECS II, which is a series of electronic hardware and software catalogs from which any Government agency that elects to participate may order. MACs specify products and prices and are issued by a specific Government agency to multiple contractors.

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

SALES AND MARKETING

      Sales and marketing efforts are split into contract pre-award and post-award activities. Employees in the Corporate Marketing Group focus on pre-award sales and marketing, including identifying and qualifying new contracts for the business units to bid on. Each business unit provides resources to prepare proposals for qualified opportunities. Once a contract is awarded, the business unit responsible for the new contract leads the technical performance and/or post-award sales and marketing effort intended to maximize sales. Under IDIQ contracts, the Company's post-award activities are the most significant factor in determining the amount of revenue realized.

      Within the Corporate Marketing Group, senior management and the Company's own professional staff of marketing personnel, engineers and analysts conduct the Company's sales and marketing activities for major proposal efforts. The Corporate Marketing Group employs approximately 10 people. In total, the Company employs over 150 sales and marketing professionals.

MAJOR CUSTOMERS

      The Government accounted for substantially all the Company's revenue during 1996, 1997 and 1998. The Company has derived and expects to continue to derive substantially all of its revenue from Government contracts. Contracts with NASA, Department of Veterans Affairs and Department of the Navy represented approximately 12%, 7% and 6% of 1998 revenues, respectively. Sales utilizing GSA schedules accounted for approximately 25% of 1998 revenue. The various Government customers exercise independent purchasing decisions, and except for financial reporting purposes, sales to the Government are generally not regarded as constituting sales to one customer. Instead, each contracting entity is considered to be a separate customer.

EMPLOYEES

      On December 31, 1998, the Company employed approximately 1,500 persons, 900 of these employees were technical personnel, 150 were marketing/sales personnel and 450 were other administrative staff. The Company believes that it is competitive in hiring and retaining qualified personnel. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers its relations with its employees to be good and has not experienced any significant labor problems.

Item 2. Facilities.

      The Company leases substantially all of the offices and facilities used in connection with its operations. The following table sets forth information relating to the significant facilities leased by the Company. In addition, the Company leases customer support offices near customer facilities in various states.

                                                                                     Expiration
                                                                                          of
Location        Purpose                                              Square Footage    Lease(s)
Bethesda, MD    Corporate Headquarters and Systems                           67,602    12/31/04
                Integration Group Headquarters
Greenbelt, MD   Systems & Technology Group Headquarters                      66,746    12/31/04
                Science & Engineering Group -Transportation Sector
Rockville, MD   Science & Engineering Group Headquarters                     57,198      1/7/03
                and Health Sector


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

     None


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

      The Company's common stock is not traded on any established public trading market. As of March 25, 1999, there were 29 holders of record and approximately 23 beneficial owners of the Company's common stock. The majority of the shares of the Company's common stock are owned of record and beneficially by affiliates of TC Group, L.L.C. d/b/a/ The Carlyle Group or the directors and officers of the Company. The Company has not paid or announced a cash dividend on account of its common stock during the two fiscal years preceding December 31, 1998 or during the first quarter of 1999. The Company has no present intention to pay cash dividends on its common stock for the foreseeable future in order to retain all earnings for investment in the Company's business and the repayment of the Company's indebtedness. The Company's Senior Credit Facility and the trust indenture for the Exchange Notes include certain restrictions on the Company's ability to pay cash dividends on the Company's common stock including, without limitation an aggregate limitation on all dividends since July 25, 1997 in excess of 50% of the Company's consolidated net income since the date thereof.

Recent Sales of Unregistered Securities

      Since January 1, 1998, the Company has sold and issued the following unregistered securities:

     On June 19, 1998, the Company issued 2,000 shares of the Company's common stock for an aggregate offering price of $54,000. On July 1, 1998, the Company issued 4,625 shares of the Company's common stock for an aggregate offering price of $124,875. On August 18, 1998, the Company issued 10,000 shares of the Company's common stock for an aggregate offering price of $270,000.

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

Item 6. Selected Financial Data.

      The consolidated statement of operations data set forth below with respect to the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the consolidated balance sheet data at December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from, and are qualified by reference to, the Company's consolidated financial statements and notes thereto audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in Items 7 and 8.


                                                                     Year Ended December 31,
                                                  --------------------------------------------------------------
                                                     1994        1995         1996         1997        1998
                                                  ---------    ----------- ------------ ----------- ------------
(In thousands)

Income Statement Data:
   Revenue.......................................  $143,527    $129,819     $151,108    $336,306     $520,294
                                                  ---------    ---------   ---------    ---------   ----------
   Expenses:
     Cost of sales and services..................   114,038     107,366      114,248     280,903      449,225
     Selling, general and administrative.........    20,546      20,943       21,366      37,804       48,419
     Goodwill and intangibles....................         -          -            -        5,031       12,035
     Interest (a)................................     3,580       3,663        7,564      10,947       16,029
                                                  ---------    ---------   ---------    ---------    ---------
               Total expenses....................   138,164     131,972      143,178     334,685      525,708
                                                  ---------    ---------   ---------    ---------    ---------
     Income (loss) before extraordinary
          item and income taxes..................     5,363      (2,153)       7,930       1,621       (5,414)
     Income tax provision (benefit)..............     1,171      (3,950)       3,202       1,368        1,282
                                                  ---------    ---------   ---------    ---------    ---------
     Income (loss) before extraordinary item.....     4,192       1,797        4,728         253       (6,696)
     Extraordinary loss from early retirement of
          debt, net of income tax benefit (b)....         -           -            -      (2,770)           -
                                                  ---------    ---------   ---------    ---------   ----------
     Net income (loss)...........................    $4,192      $1,797       $4,728     ($2,517)     ($6,696)
                                                  ---------    ---------   ---------    ---------   ----------
                                                  ---------    ---------   ---------    ---------   ----------
Operating Data (f):
     EBITDA (c)..................................    $6,734       ($847)     $14,082     $18,213      $27,354
     Net recourse interest expense (d)...........        44          40        5,370       9,493       15,469
     Net cash recourse interest expense (e)......        44          40        3,926       8,689       14,520
     Depreciation and amortization...............     1,327       1,266          782       7,099       15,241
     Non-cash stock compensation.................         -           -            -           -        2,058

Balance Sheet Data at End of Period:
     Working capital.............................   $17,195     $11,025      $16,249     $47,566      $55,044
     Total assets................................   120,947     150,102       83,286     192,966      231,921
     Long-term debt..............................    20,077      43,412       50,170     113,359      142,551
     Stockholders' equity (deficit) (g)..........    19,399     (25,962)     (22,826)      1,017       (3,172)



(a) Interest expense includes interest on both recourse and nonrecourse notes payable and obligations under capital leases.

(b) During the year ended December 31, 1997, the Company wrote off the deferred financing fees related to the Recapitalization and the NYMA and Sylvest acquisition debt that was refinanced in July 1997.

(c) EBITDA represents the sum of income (loss) before extraordinary item and income taxes, net recourse interest expense, depreciation and amortization and one-time non-cash charges. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

(d) Net recourse interest expense is interest expense minus interest expense on nonrecourse notes payable and nonrecourse obligations under capital leases of $3,188, $2,669, $2,015, $1,161 and $235 and minus interest income on cash balances of $348, $954, $179, $293 and $325 for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

(e) Net cash recourse interest expense is net recourse interest expense minus amortization of deferred financing costs of $817, $804 and $949 for the years ended December 31, 1996, 1997 and 1998, respectively, and minus interest expense of $627 for the year ended December 31, 1996 on FDC Notes that was paid through the issuance of payment in kind notes.

(f) Net cash flows from operating activities was $19,242, ($2,767), $1,452, $20,907 and $15,666 for the years ended December 31, 1994, 1995, 1996,
1997 and 1998, respectively. Net cash flows from investing activities was ($7,558), ($52,841), $49,703, ($58,471) and ($37,905) for the years ended
December 31, 1994, 1995, 1996, 1997 and 1998, respectively. Net cash flows from financing activities was ($3,529), $50,327, ($60,275), $42,700 and $19,854
for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. EXCEPT AS EXPRESSLY INDICATED, THE FOLLOWING DISCUSSION DOES NOT GIVE EFFECT TO THE PRE-ACQUISITION OPERATIONS OF NYMA, SYLVEST, R.O.W., TIS AND TMA (COLLECTIVELY, THE "ACQUISITIONS") OR INCLUDE PRO FORMA FINANCIAL INFORMATION.

GENERAL

      The Company is a major supplier of information technology to a wide range of customers within the Government. The Company has assembled, through internal growth and strategic acquisitions, comprehensive information technology services and product capabilities to address the unique needs of its Government clients.

      Prior to December 1, 1995, the majority of the Company's common stock was owned by its employees. On December 1, 1995, the Company effected the Recapitalization wherein FDC Holdings, Inc. merged with and into the Company with the Company continuing as the surviving corporation. Holdings was a company organized by Carlyle to facilitate the Recapitalization and had no operating activity or history. The merger was accounted for as a recapitalization, which resulted in a charge to stockholders' equity of $58.8 million to reflect the redemption of common stock.

      In May 1997, the Company purchased all of the outstanding shares of common stock of NYMA for $34.6 million. The purchase price consisted of $29.6 million in cash of which $1.8 million was paid in 1998 after certain operating objectives related to new business activity were met, and $5.0 million in subordinated notes. The Company financed the acquisition of NYMA through additional borrowing of $28.0 million and the sale of 555,556 shares of the Company's common stock, primarily to existing stockholders, for $15.0 million. A portion of the new borrowings was used to retire existing Company and NYMA indebtedness. NYMA is a provider of high technology engineering and information technology services under contracts with various Government agencies and subcontracts with large Government contractors. In June 1997, the Company purchased all of the outstanding shares of common stock of Sylvest for $41.0 million. The purchase price consisted of $33.0 million in cash and subordinated notes of $8.0 million of which $1.0 million was issued in 1998 after certain earnings objectives were met. Subordinated notes of $4.0 million were prepaid in August 1997. The Company financed the acquisition of Sylvest through additional borrowing of $27.4 million and the sale of 444,444 shares of the Company's common stock, primarily to existing stockholders, for $12.0 million. A portion of the new borrowings was used to retire existing Sylvest indebtedness. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace. Of the total fees and expenses related to these transactions, $1.0 million was paid to an affiliate of Carlyle.

      In December 1997, the Company sold substantially all of the assets of its wholly-owned subsidiary, DoxSys, Inc. for $7.0 million, of which $2.8 million was recorded in 1998 as a result of DoxSys achieving certain earnings objectives.

      In February 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. ("R.O.W.") for $9.5 million. The purchase price consisted of $8.5 million in cash, of which $0.6 million was paid later in 1998 after certain revenue objectives were met and $1.0 million in subordinated notes. The agreement also provides for additional cash payments up to $0.4 million if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. In February 1998, the Company also purchased all of the assets of Telos Corporation's Telos Information Systems Division ("TIS") for $14.7 million. The entire purchase price was paid in cash. In March 1998, the Company purchased all of the outstanding common stock of Technical and Management Assistance Inc. ("TMA") for $9.2 million. The purchase price consisted of $8.2 million in cash and $1.0 million in subordinated notes. The Company financed the R.O.W., TIS, and TMA acquisitions through borrowings under its existing revolving line of credit facility. R.O.W. provides services that combine expert knowledge in life and health sciences with state-of-the-art computer based technologies principally to Government agencies. TIS provides engineering and information technology services to the Jet Propulsion Laboratory and other Government customers. TMA provides information technology services principally to the air traffic management function within the Federal Aviation Administration.

      Management believes the continuing consolidation within the information technology industry, particularly among companies serving Government customers, should result in additional opportunities for the Company to make attractive acquisitions. As a result, the Company is continually involved in the investigation and evaluation of potential acquisition candidates. Any such transactions are typically subject to numerous conditions, including due diligence investigations, contract reviews and negotiation of a definitive purchase agreement in addition to arranging acceptable financing. In evaluating acquisition targets, the Company considers, among other things, their competitive market position, management teams, growth potential, technical skills and contract base. As of March 25, 1999, the Company is not a party to any definitive binding acquisition, however at any time the Company may have one or more offers outstanding and may have executed one or more letters of intent. There can be no assurance, however, that any such understandings, letters of intent or discussions will result in any particular transaction being consummated, or that acceptable financing will be available.

      The Company's operating performance is affected by the number of Government contracts held, the types of contracts, the timing of installation or delivery and the relative margins of the services performed or products sold, as the case may be. In general, the Company earns its highest margins on its most specialized systems integration work and lower margins on cost-plus services contracts and on sales of COTS products, which tend to have a lower services component associated with such sales and a more competitive after-award sales environment. However, profitability regularly varies from contract to contract and product to product over the contract term.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

      For the year ended December 31, 1998, the Company's total revenue was $520.3 million, loss before income taxes was $5.4 million, net loss was $6.7 million and EBITDA (as defined herein) was $27.4 million. Contributing to the Company's loss before income taxes for 1998 were non-cash charges totaling $10.1 million related to amortization of certain intangible assets and the vesting of stock options. These non-cash charges had a $9.0 million after-tax effect on the net loss. The Company's pretax charge for other intangible assets amounted to $8.0 million for 1998. The intangible assets being amortized represent identifiable assets recorded in connection with the Company's acquisitions in 1997 and 1998, including contract backlog, covenants not to compete, work force, trade names and trademarks. The Company recorded $16.5 million related to the acquired contract backlog which is equal to the present value of the pretax profits projected to be earned as a result of the Company's performance of such acquired contracts. This amount is being amortized over the remaining terms of the acquired contracts in the same manner and at the same time as the Company recognizes the related contract revenues. The value assigned to the other acquired intangible assets is $5.5 million and is being amortized over periods up to three years. Excluding the impact of future acquisitions, the Company expects that its non-cash charge for amortization of other intangible assets will not be significantly different in 1999 than it was in 1998 but should decline in 2000 and thereafter. In 1998, the Company amended and restated its Stock Option Plan for Executives and Key Employees by accelerating the vesting of certain performance based options. Accordingly, the Company recorded non-cash compensation of $2.1 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Without regard to any future changes in its Stock Option Plan, the Company expects that it will record non-cash compensation related to this change of approximately $0.5 million in 1999, $0.2 million in 2000 and none thereafter.

REVENUE

      Revenue for the year ended December 31, 1998 was $520.3 million, up $184.0 million or 55% over the comparable period of 1997. Revenue from product sales was $341.6 million, up $130.5 million or 62% over the comparable period of 1997. The Acquisitions accounted for $79.9 million of the increase in product sales revenue over the comparable period of 1997. The remaining increase in revenue from product sales is principally due to the strong performance from the Company's sale of COTS products. Revenue from professional and support services was $173.8 million, up $53.7 million or 45% over the comparable period of 1997. The Acquisitions accounted for $85.7 million of the increase in professional and support services revenue over the comparable period of 1997. This increase in professional and support services revenue was offset by reductions in professional and support services revenue due to the expiration of existing contracts. The largest contract that expired during 1998 was a contract awarded to NYMA in 1993 under section 8(a) of the Small Business Act, which is intended to foster growth of small businesses owned and controlled by socially and economically disadvantaged individuals. After the acquisition of NYMA by the Company, NYMA's continued participation as a prime contractor required a waiver from the Administrator of the Small Business Administration which was not received.

COST OF SALES AND SERVICES

     Cost of sales and services for the year ended December 31, 1998 was $449.2 million, up $168.3 million or 60% over the comparable period of 1997. The Acquisitions accounted for $146.4 million of the increase in cost of sales and services over the comparable period of 1997.

Cost of sales and services in 1998 was 87% compared with 85% of sales and services revenue for the comparable period of 1997. Cost of sales and services and margin analysis do not reflect the amortization of the present value of contract profits acquired through the Acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense for the year ended December 31, 1998 was $48.4 million, up $10.6 million or 28% over the comparable period of 1997. The Acquisitions accounted for a $12.1 million increase in selling, general and administrative expense over the comparable period of 1997. In 1998, the Company amended and restated its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded non-cash compensation of $2.1 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Excluding the effect of the Acquisitions and the non-cash compensation, selling, general and administrative expense for the year ended December 31, 1998 decreased $3.6 million from the comparable period of 1997 primarily due to reductions associated with the expiration of existing contracts. Excluding the effect of the Acquisitions and the non-cash compensation, selling, general and administrative expense for the year ended December 31, 1998 was 10% of revenue compared with 15% in the comparable period of 1997. This decrease in selling, general and administrative expense as a percent of revenue was due primarily to economies of scale achieved during the period.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

     The excess of the cost of the Acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $64.4 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in the Acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.5 million acquired in the Acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangible assets for the year ended December 31, 1998 was $12.0 million, up $7.0 million, or 139% over the comparable period of 1997.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 1998 was $16.0 million, up $5.1 million, or 46% over the comparable period of 1997. Recourse interest expense increased $6.0 million for the year ended December 31, 1998 over the comparable period of 1997 primarily due to increased recourse debt used to partially finance the Acquisitions. Interest expense on nonrecourse debt declined $0.9 million for the year ended December 31, 1998 from the comparable period of 1997 due to a reduced average level of capital leases outstanding.

INCOME TAXES

     The effective tax provision rate for the year ended December 31, 1998 was 24% as compared with the effective tax benefit rate of 12% for 1997. The 1998 tax provision resulted from the effect of the taxable loss incurred during the year, offset by the non-deductibility of the amortization of goodwill and the value assigned to other identified intangibles associated with the acquisitions of NYMA and R.O.W. and the non-cash compensation related to stock options.

NET LOSS

     Net loss for the year ended December 31, 1998 was $6.7 million, a $4.2 million increase from the net loss of $2.5 million recorded in the comparable period of 1997 based on the reasons discussed above.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

REVENUE

      Revenue for the year ended December 31, 1997 was $336.3 million, up
$185.2 million or 123% over 1996. The NYMA and Sylvest acquisitions accounted for $147.6 million of the increase in revenue over 1996. Revenue from product sales was $211.1 million, up $123.6 million or 141% from 1996. The NYMA and Sylvest acquisitions accounted for $100.5 million of the increase in product sales revenue over 1996. The remaining increase in revenue from product sales is principally due to strong performance from the Company's sale of COTS products. Revenue from professional and support services was $120.2 million, up $60.3 million or 101% from 1996. The NYMA and Sylvest acquisitions accounted for $47.0 million of the increase in professional and support services revenue over 1996. The remaining increase in revenue from professional and support services is principally due to increased professional services performed under existing contracts and additional contracts under maintenance plans.

COST OF SALES AND SERVICES

      Cost of sales and services for the year ended December 31, 1997 was $280.9 million, up $166.7 million or 146% over 1996. The NYMA and Sylvest acquisitions accounted for $131.7 million of the increase in cost of sales and services over 1996. Cost of sales and services in 1997 was 85% of sales and services revenue compared with 78% of sales and services revenue for 1996. The decrease in the gross margin percentage primarily relates to increased influence of the sale of COTS products which generally have lower gross margin percentages than specialized systems integration work and the lower margins on NYMA's cost-plus-award fee business. This decrease was partially offset by the improved margins from the professional services business, a greater percentage of which is now being performed by the Company's employees instead of being subcontracted to third parties. Cost of sales and services and margin analysis do not reflect the current year's amortization of the present value of the contract profits acquired in the NYMA and Sylvest acquisitions.

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

INCOME TAXES

      The effective tax benefit rate for the year ended December 31, 1997 was 12% as compared with the effective tax provision rate of 40% for 1996. The 1997 tax benefit resulted from the effect of the taxable loss incurred during the year and other items which were partially offset by the non-deductibility of the amortization of goodwill and the value assigned to contract backlog associated with the NYMA acquisition in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity is cash provided by operations. The Company's liquidity requirements vary seasonally with revenue, which is generally higher in the third and fourth quarters of each year. Historically, cash flow from the collection of accounts receivable from the Government has been predictable and dependable. Cash and cash equivalents were $3.9 million at December 31, 1998, a $2.4 million decrease from December 31, 1997 primarily as a result of net cash flow from operating activities of $15.7 million, and net cash flows from financing activities of $19.9 million, being offset by net cash flow used in investing activities of $37.9 million. Net cash flow from operating activities was primarily a result of decreases in sales-type leases and inventory of $5.2 million and $4.5 million, respectively, and depreciation and amortization of $15.2 million and non-cash compensation of $2.1 million which was partially offset by the net loss of $6.7 million. An increase in accounts receivable of $15.0 million was offset, in part, by an increase in accounts payable and other liabilities of $9.3 million. In addition, the net change in other assets and liabilities generated cash of $2.7 million. Net cash flow from financing activities was $19.9 million for 1998 primarily as a result of net borrowings of $21.2 million under the line of credit. Net cash used in investing activities amounted to $37.9 million for 1998, primarily as a result of acquisition costs totaling $32.7 million and the purchases of equipment for sales-type leases and property and equipment totaling $5.3 million.

      As of December 31, 1998, the Company had outstanding recourse debt of $141.0 million. This amount excludes $3.8 million of nonrecourse notes payable and obligations under capital leases, which the Company has recorded in connection with the financing of certain equipment sales and leases.

      The Company's Senior Credit Facility includes certain restrictions as to the Company's ability, among other things, to acquire or dispose of assets, to pay dividends and to incur additional indebtedness. In addition, the Company is required to maintain a minimum net worth and certain operating ratios, including, among others, interest and leverage coverage. Such requirements could limit the Company's ability to incur debt and could thereby limit the Company's liquidity and ability to make certain acquisitions. All of the Company's assets not otherwise pledged are utilized as collateral under the Company's credit agreements. The Senior Credit Facility also provides for a maximum availability based upon a borrowing base comprised of 85% of Eligible

Receivables and 60% of Eligible Inventory (as defined in the Senior Credit Facility), up to a maximum availability of $75.0 million. At March 25,1999 there were borrowings of $27.7 million outstanding under the revolving line of credit. The Senior Credit Facility bears interest at either (a) 1.25% plus the highest of the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate (4.07% at December 31, 1998) or the prime lending rate (7.75% at December 31, 1998) or (b) 2.25% plus the eurodollar rate. At March 25, 1999, the Company had $34.7 million available under the Senior Credit Facility.

      The Company also maintains an inventory and receivables financing facility ("Floor Plan Financing Facility") with an asset-based lender to facilitate the purchase of inventory from approved vendors for prompt resale to customers. The Company pays no interest on accounts drawn under such Floor Plan Financing Facility for negotiated periods and such drawn amounts are reflected in accounts payable and accrued contract expenses during such periods.

      Upon the closing of the Acquisitions, all outstanding balances of NYMA, Sylvest and R.O.W. under their respective lines of credit were repaid in full by the Company and all lines of credit related to NYMA, Sylvest, R.O.W. and TMA have been cancelled. TMA had no borrowing outstanding under its line of credit upon closing.

      Stockholders' deficit amounted to $3.2 million at December 31, 1998, a reduction in stockholders' equity of $4.2 million from December 31, 1997. This reduction is principally due to the net loss of $6.7 million in 1998. In 1998, the Company amended and restated its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded non-cash compensation of $2.1 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. The stockholders' equity amounted to $1.0 million at December 31, 1997, an increase in stockholders' equity of $23.8 million from December 31, 1996. This increase is principally due to proceeds from the sale of common stock of $27.0 million, less issuance costs of $0.9 million and the net loss for 1997 of $2.5 million.

     As of December 31, 1998, the Company had no significant capital expenditure commitments.

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

INFLATION AND GENERAL ECONOMIC CONDITIONS

      Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. Unlike other service providers, the Company does not have a significant number of fixed price service contracts where the Company bears the risk of cost increases. The Company's operating results would be adversely affected by increases in interest rates which would result in higher interest payments by the Company under its variable rate credit facilities. As of March 25, 1999, the Company had borrowings of $27.7 million outstanding under its variable rate credit facilities. If interest rates rise, the Company's cost of capital and debt service requirements would increase. The Company has not historically entered into hedging transactions with respect to its variable rate debt, but may do so in the future.

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

     In order to attempt to identify and remediate any material Year 2000 issues that may affect the Company, the Company has formed a Year 2000 Readiness Team led by the Vice Presidents of its operating divisions and supported by appropriate contracts and technical resources throughout the Company. The Readiness Team's plan addresses internal systems and processes, critical suppliers, and customers. A Year 2000 analysis of the Company's core software and hardware systems is underway, focusing on the most critical systems first. This process includes the following steps: inventory, classification of criticality, assessment of compliance, remediation and testing. The Company estimates that this effort is approximately 60% complete. The expected completion date is June 30, 1999, for critical systems and September 30, 1999, for non-critical systems. All of the Company's core administrative systems, including payroll, human resources, operations and finance, are commercial off-the-shelf products that are either Year 2000 compliant or have Year 2000 compliant versions of the software available under maintenance agreements. The Company is currently in the process of upgrading its Deltek accounting system, and expects that such upgrade will be completed during the second quarter of 1999. Although the Company has completed assessments of core administrative systems and assets with embedded systems, assessments will continue to occur until the year 2000. This ongoing assessment is needed to make sure new assets and systems are compliant.

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

      Costs to Address the Company's Year 2000 Issues: The Company is incurring internal staff costs as well as certain consulting expenses and product costs to examine and address its Year 2000 readiness. The Company estimates that it will incur approximately $700,000 to remediate any material Year 2000 issues, of which approximately $500,000 has been incurred to date. Management does not believe that future project costs will have a material adverse effect on the Company's business or results of operations. Maintenance, modification costs and software purchased with the express purpose of fixing the Year 2000 issue will be expensed as incurred in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000". Network components that may have Year 2000 compliance issues such as workstations, printers and network components are being systematically repaired or replaced as part of the normal information technology infrastructure replacement strategy. The annual expenditures for these components are not significantly above levels that the Company has historically incurred in the normal course of business. The Company's Year 2000 program is an ongoing effort and the estimated costs and completion dates set forth herein are subject to change. The Company cannot assure that these estimates will prove accurate. Specific factors that could cause material differences include, but are not limited to, the availability and cost of personnel skilled in Year 2000 remediation, the ability to identify, assess, remediate and test all relevant computer codes, third party remediation plans, and similar uncertainties.

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

                                       ###

      This annual report on Form 10-K 405 contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" that are based on management's expectations, estimates, projections and assumptions. Words such as "expects,"
"anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings or administrative proceedings challenging any contract award; labor negotiations; changing priorities or reductions in the budgets of Government agencies who purchase products or services from the Company; termination of Government contracts due to unilateral Government action; and the impact of the "Year 2000" issue on the Company and its customers and suppliers. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-36447.

     The previous discussion and analysis should be read in conjunction with the financial statements and related notes and the other financial information, included elsewhere in this report.

                                       ###


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risks from adverse changes in interest rates. See Notes 3 and 9 to the consolidated financial statements.

Item 8. Consolidated Financial Statements.


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants...................................    F-1

Consolidated Balance Sheets as of December 31, 1997 and 1998........    F-2

Consolidated Statements of Operations for the Years
Ended December 31, 1996, 1997 and 1998..............................    F-3

Consolidated Statements of Changes in Stockholders' (Deficit) Equity
for the Years Ended December 31, 1996, 1997 and 1998................    F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1997 and 1998....................................    F-5

Notes to Consolidated Financial Statements..........................    F-6


      Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Federal Data Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Federal Data Corporation and its subsidiaries (the Company) at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers, LLP

Washington, D.C.
March 24, 1999

                            FEDERAL DATA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        December 31,
                                                                  ------------------------
                                                                    1997           1998
                                                                  ---------      ---------

Assets

   Cash and cash equivalents ..................................   $   6,327      $   3,942
   Accounts receivable ........................................      96,984        126,840
   Net investment in sales-type leases ........................       6,839          5,221
   Inventory ..................................................       5,436            963
   Other assets ...............................................       8,376          8,156
                                                                  ---------      ---------
                Total current assets ..........................     123,962        145,122

   Net investment in sales-type leases ........................       1,203          2,997
   Leased and other property and equipment ....................       3,746          5,120
   Goodwill and intangibles ...................................      54,161         69,411
   Other assets ...............................................       9,894          9,271
                                                                  ---------      ---------
                Total assets ..................................   $ 192,966      $ 231,921
                                                                  ---------      ---------
                                                                  ---------      ---------
Liabilities and stockholders' equity (deficit)

   Nonrecourse notes payable ..................................   $     478      $       0
   Nonrecourse obligations under capital leases ...............       2,636          2,232
   Accounts payable and other liabilities .....................      73,282         87,846
                                                                  ---------      ---------
                Total current liabilities .....................      76,396         90,078

   Recourse notes payable .....................................     113,000        141,000
   Nonrecourse obligations under capital leases ...............         359          1,551
   Other liabilities ..........................................       2,194          2,464
                                                                  ---------      ---------
                Total liabilities .............................     191,949        235,093
                                                                  ---------      ---------
   Stockholders' equity (deficit)

   Common stock, $.01 par value: 8,000,000 shares authorized;
       shares issued and outstanding, 2,910,896 in 1997 and
       2,927,521 in 1998 ......................................          29             29
   Capital in excess of par value .............................      40,300         42,807
   Accumulated deficit ........................................     (39,312)       (46,008)
                                                                  ---------      ---------
                Total stockholders' equity (deficit) ..........       1,017         (3,172)
                                                                  ---------      ---------
Commitments and contingencies (Note 15)

    Total liabilities and stockholders' equity (deficit) ......   $ 192,966      $ 231,921
                                                                  ---------      ---------
                                                                  ---------      ---------



  The accompanying notes are an integral part of these consolidated financial statements.

                            FEDERAL DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                              Year Ended December 31,
                                                      --------------------------------------
                                                         1996          1997           1998
                                                      ---------     ---------      ---------


Revenue
        Product sales .............................   $  87,543     $ 211,118      $ 341,592
        Professional and support services .........      59,871       120,150        173,818
        Interest and other ........................       3,694         5,038          4,884
                                                      ---------     ---------      ---------
                     Total revenue ................     151,108       336,306        520,294
                                                      ---------     ---------      ---------
Expenses
        Cost of sales and services ................     114,248       280,903        449,225
        Selling, general and administrative .......      21,366        37,804         48,419
        Goodwill and intangibles ..................        --           5,031         12,035
        Interest ..................................       7,564        10,947         16,029
                                                      ---------     ---------      ---------
                     Total expenses ...............     143,178       334,685        525,708
                                                      ---------     ---------      ---------
Income (loss) before extraordinary item and
         income taxes .............................       7,930         1,621         (5,414)
Income tax provision ..............................       3,202         1,368          1,282
                                                      ---------     ---------      ---------
Income (loss) before extraordinary item ...........       4,728           253         (6,696)

Extraordinary loss from early retirement of debt,
        net of income tax benefit of $1,697 .......        --          (2,770)          --
                                                      ---------     ---------      ---------
Net income (loss) .................................   $   4,728     ($  2,517)     ($  6,696)
                                                      ---------     ---------      ---------
                                                      ---------     ---------      ---------



  The accompanying notes are an integral part of these consolidated financial statements.

                            FEDERAL DATA CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 Common Stock           Capital in
                                                 ------------            Excess of     Accumulated
                                             Shares       Par Value      Par Value       Deficit         Total
                                            ---------     ---------      ---------      ---------      ---------

Balance, December 31, 1995 .............    1,910,896     $      19      $  13,932      ($ 39,913)     ($ 25,962)
Net income .............................         --            --             --            4,728          4,728
Additional merger expenses .............         --            --              (53)          --              (53)
Distribution to be made to former
     stockholders ......................         --            --             --           (1,610)        (1,610)
Deferred compensation ..................         --            --               71           --               71
                                            ---------     ---------      ---------      ---------      ---------
Balance, December 31, 1996 .............    1,910,896            19         13,950        (36,795)       (22,826)
Net loss ...............................         --            --             --           (2,517)        (2,517)
Proceeds from sale of common stock,
     net of expenses of $882 ...........    1,000,000            10         26,108           --           26,118
Deferred compensation ..................         --            --              242           --              242
                                            ---------     ---------      ---------      ---------      ---------
Balance, December 31, 1997 .............    2,910,896            29         40,300        (39,312)         1,017
Net loss ...............................         --            --             --           (6,696)        (6,696)
Proceeds from sale of common stock .....       16,625          --              449           --              449
Non-cash compensation related to
     stock options .....................         --            --            2,058           --            2,058
                                            ---------     ---------      ---------      ---------      ---------
Balance, December 31, 1998 .............    2,927,521     $      29      $  42,807      ($ 46,008)     ($  3,172)
                                            ---------     ---------      ---------      ---------      ---------
                                            ---------     ---------      ---------      ---------      ---------



  The accompanying notes are an integral part of these consolidated financial statements.

                            FEDERAL DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             Year Ended December 31,
                                                                     ---------------------------------------
                                                                       1996           1997           1998
                                                                     ---------      ---------      ---------

Cash flows from operating activities:
        Net income (loss) ......................................     $   4,728      ($  2,517)     ($  6,696)
        Adjustments to reconcile net income (loss) to
              net cash flows from operating activities:
        Extraordinary loss from early retirement of debt,
              net of income tax benefit of $1,697 ..............          --            2,770           --
        Depreciation and amortization ..........................           782          7,099         15,241
        Amortization of deferred financing cost ................           817            804            949
        Non-cash compensation related to stock options .........          --             --            2,058
        Gain on sale of subsidiaries ...........................          --           (1,600)        (2,825)
        (Income) loss recorded on sales-type leases ............        (1,738)           465            357
        Collections from sales-type leases .....................         6,075          5,655          5,189
        (Increase) decrease  in inventory ......................          --           (1,347)         4,473
        (Increase) decrease in accounts receivable .............        (5,569)        11,511        (15,000)
        Increase in accounts payable
             and accrued expenses ..............................         2,180          1,626          9,250
        Net change in other assets and liabilities .............        (5,823)        (3,559)         2,670
                                                                     ---------      ---------      ---------
        Net cash flows from operating activities ...............         1,452         20,907         15,666
                                                                     ---------      ---------      ---------
Cash flows from investing activities:
        Sale of short-term investments .........................        51,762           --             --
        Acquisitions of businesses, net of cash received .......          --          (54,175)       (32,638)
        Purchase of equipment for sales-type leases ............        (1,156)        (2,151)        (3,271)
        Purchase of property and equipment .....................          (903)        (2,145)        (1,996)
                                                                     ---------      ---------      ---------
        Net cash flows from investing activities ...............        49,703        (58,471)       (37,905)
                                                                     ---------      ---------      ---------
Cash flows from financing activities:
        Proceeds from borrowings ...............................         1,916        160,400           --
        Repayments of borrowings ...............................       (15,797)       (99,650)          (801)
        Net borrowings (repayments) under line of credit .......        10,800        (29,058)        21,246
        Payments to selling stockholders .......................       (51,762)          --             --
        Proceeds from sale of common stock .....................          --           27,000            449
        Recapitalization, stock issuance and debt
             acquisition costs .................................          --          (10,988)          --
        Repayments of capital lease obligations ................        (5,432)        (5,004)        (1,040)
                                                                     ---------      ---------      ---------
        Net cash flows from financing activities ...............       (60,275)        42,700         19,854
                                                                     ---------      ---------      ---------
Net change in cash and cash equivalents ........................        (9,120)         5,136         (2,385)

Cash and cash equivalents, beginning of period .................        10,311          1,191          6,327
                                                                     ---------      ---------      ---------
Cash and cash equivalents, end of period .......................     $   1,191      $   6,327      $   3,942
                                                                     ---------      ---------      ---------
                                                                     ---------      ---------      ---------



  The accompanying notes are an integral part of these consolidated financial statements.

                            FEDERAL DATA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


Note 1 - Nature of Business

The accompanying consolidated financial statements include the accounts of Federal Data Corporation and its wholly-owned subsidiaries (collectively, the Company). The Company engages in the sale of high technology professional services in combination with hardware and software products from a variety of manufacturers to the United States Government (Government). The Government accounted for substantially all of the Company's revenue during 1996, 1997, and 1998. The Company, which is engaged in a single business activity, delivers these services and products through three operating units. For financial reporting purposes, these operating units have been aggregated (see
Note 3).

The Company's data processing solutions are sold or leased to the Government under various types of agreements providing for, in certain cases, purchase options or other lease to ownership arrangements. Most contracts with Government agencies expire on September 30 of each year (the Government's fiscal year end) and are renewable for additional fiscal years subject to the appropriation of funding. While the Company's Government contracts provide for fiscal funding termination, the Company has not experienced any early terminations of significant contracts since its inception.

--------------------------------------------------------------------------------

Note 2 - Merger

In December 1995, FDC Holdings, Inc. (Holdings) merged with and into the Company with the Company continuing as the surviving corporation (the Merger). Holdings was a company organized by The Carlyle Group (Carlyle) to facilitate the Merger and had no operating activity or history. The Merger was accounted for as a recapitalization which resulted in a charge to stockholder's equity of $58,795 to reflect the redemption of common stock.

At December 31, 1995, the Merger consideration was invested in money market funds. In January 1996, the Company liquidated this investment and paid the selling shareholders $49,448 of the Merger consideration in cash and issued subordinated notes amounting to $7,033. The remaining balance of the Merger consideration of $2,314 was paid in cash in April 1996. The subordinated notes were paid in full in August 1997.

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

Concurrent with the acquisition of a controlling interest in the Company by Carlyle in 1995, the Company entered into a management agreement with an affiliate of Carlyle for certain management and financial advisory services to be provided to the Company and its subsidiaries. The agreement provides for the payment of annual management fees in an amount equal to $300. In addition, concurrent with the acquisition of Carlyle's controlling interest, the Company entered into a three-year consulting agreement with the former majority shareholder and a three-year agreement to lease a corporate aircraft with an affiliate of the former majority shareholder. The consulting agreement provided for annual payments of $200 and the lease of the aircraft provided for annual payments of $300 plus a usage charge which amounted to $56, $48 and $95 during 1996, 1997 and 1998, respectively. The consulting agreement and lease of the aircraft expired January 15, 1999 and November 30, 1998, respectively.

--------------------------------------------------------------------------------

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

Revenue Recognition

Revenue from fixed price sales and sales-type leases is recorded upon installation or shipment to the customer's site, depending on contractual terms. On cost reimbursable contracts, revenue is recorded as contract costs are incurred, plus a proportionate amount of the fee expected to be realized on the contract. Professional and support service revenue is recognized as services are provided.

Depreciation and Amortization

Leased and other property and equipment are stated at original cost, net of accumulated depreciation and amortization, and are depreciated and amortized by the Company using principally straight-line methods over their estimated useful lives. The estimated useful lives of principal items of computer, furniture, office and other equipment range from three to ten years. Leasehold improvements are amortized over the term of the related lease. Deferred financing fees are being amortized over the terms of the related notes payable.

Cash, Cash Equivalents and Short-term Investments

Cash and cash equivalents consist primarily of short-term, highly liquid investments with insignificant interest rate risk and original maturities of three months or less at date of acquisition. Similar investments with original maturities beyond three months are considered short-term investments and are carried at cost, which approximates market value.

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

The carrying and fair value of the Company's long-term debt including current maturities consist of the following as of December 31:


                                                               1997                     1998
                                                       --------------------     --------------------
                                                       Carrying      Fair       Carrying       Fair
                                                         Value       Value        Value        Value
                                                       --------     -------     ---------     -------

Long-term debt including current maturities ........   $113,478     $110,853     $141,000     $142,050


Income Taxes

The Company recognizes deferred income taxes for the expected future tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash principally in one United States bank. Accounts receivable result primarily from contracts with the Government. Contracts with the Government do not require collateral or other arrangements. The Company does not believe significant credit risk exists at December 31, 1998.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of acquiring businesses over the fair value of identifiable net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over the period for which the Company estimates it will benefit directly from the acquisition. Although the period of benefit from the goodwill can be difficult to estimate, the Company considers goodwill to be recoverable as long as the acquisition generates positive cash flow from operations after implementation of the Company's strategic plan or completion of reorganization efforts, if any. Recoverability of goodwill is evaluated periodically based on current undiscounted cash flow projections of each specific acquired business. Goodwill related to the acquisitions described in Note 4 amounted to $64,382 and is being amortized over fifteen years. Goodwill amortization expense for the years ended December 31, 1996, 1997 and 1998 was $0, $1,784 and $4,036, respectively.

Other intangible assets represents covenants not to compete, work force, trade names and trademarks and contract backlog which is recorded at the present value of the projected pretax profits. The present value of the contract profits relating to the acquisitions described in Note 4 of $16,519 is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. The value assigned to covenants not to compete, work force and trade names and trademarks of $5,576 acquired in the acquisitions is being amortized over periods up to three years. The amortization of these intangible assets amounted to $0, $3,247 and $7,999 for the years ended December 31, 1996, 1997 and 1998, respectively.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Under SFAS 128, the Company is not required to present earnings per share for as long as the common stock of the Company is not publicly held.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and presenting of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the years ended December 31, 1996, 1997 and 1998, there was no impact on the Company's financial reporting as a result of its adoption of SFAS 130.

Segment Data

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 defines segments under the "management" approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position. The
Company's three operating units have been reflected as a single reporting segment in accordance with the aggregation criteria of SFAS 131.

Reclassification

Certain amounts have been reclassified in the prior years to conform to the current year presentation. These reclassifications had no effect on net income
(loss) or retained earnings as previously reported.

--------------------------------------------------------------------------------

Note 4 - Acquisitions

In May 1997, the Company purchased all of the outstanding shares of common stock of NYMA, Inc. (NYMA) for $34,582. The purchase price consisted of $29,582 in cash, of which $1,802 was paid in 1998 after certain new business activity objectives were met and $5,000 in subordinated notes. The Company financed the acquisition of NYMA through additional borrowing of $28,000 and the sale of 555,556 shares of the Company's common stock, primarily to existing stockholders, for $15,000. A portion of the new borrowings was used to retire existing Company and NYMA working capital debt. NYMA is a provider of high technology engineering and information technology services under contracts with various Government agencies and subcontracts with large government contractors. In June 1997, the Company purchased all of the outstanding shares of common stock of Sylvest Management Systems Corporation (Sylvest) for $41,017. The purchase price consisted of $33,017 in cash and subordinated notes of $8,000, of which $1,000 was issued during 1998 after certain earnings objectives were met. Subordinated notes of $4,000 were paid in August 1997. The Company financed the acquisition of Sylvest through additional borrowing of $27,400 and the sale of 444,444 shares of the Company's common stock, primarily to existing stockholders, for $12,000. A portion of the new borrowings was used to retire existing Sylvest working capital debt. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace. Of the total fees and expenses related to these transactions, $1,000 was paid to an affiliate of Carlyle.

In February 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. (R.O.W.) for $9,537. The purchase price consisted of $8,537 in cash, of which $625 was paid later in 1998 after certain revenue objectives were met and $1,000 in subordinated notes. The agreement also provides for additional cash payments up to $375 if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. In February 1998, the Company also purchased all of the assets of Telos Corporation's Telos Information Systems Division (TIS) for $14,740. The entire purchase price was paid in cash. In March 1998, the Company purchased all of the outstanding common stock of Technical and Management Assistance Inc. (TMA) for $9,187. The purchase price consisted of $8,187 in cash and $1,000 in subordinated notes. The Company financed the R.O.W., TIS, and TMA acquisitions through borrowings under its existing revolving line of credit facility. R.O.W. provides services that combine expert knowledge in life and health sciences with state-of-the-art computer based technologies principally to Government agencies. TIS provides engineering and information technology services to the Jet Propulsion Laboratory and other Government customers. TMA provides information technology services principally to the air traffic management function within the Federal Aviation Administration.

Condensed unaudited pro forma operating data which gives effect to the acquisitions of NYMA, Sylvest, R.O.W., TMA and TIS for the years ended December 31, 1997 and 1998 is provided below. Such unaudited pro forma operating data has been prepared as if the acquisitions occurred as of the beginning of the reporting period.


                                                            1997          1998
                                                         ---------      ---------
Revenue ............................................     $ 505,283      $ 529,890
                                                         ---------      ---------
                                                         ---------      ---------
Loss before extraordinary item and income taxes ....     ($  5,056)     ($  5,510)
                                                         ---------      ---------
                                                         ---------      ---------
Net loss ...........................................     ($  5,306)     ($  6,828)
                                                         ---------      ---------
                                                         ---------      ---------


In the opinion of management, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or at the beginning of 1998 or of future operations of the combined companies under the ownership and management of the Company.

--------------------------------------------------------------------------------

Note 5 - Accounts Receivable

Accounts receivable consisted of the following as of December 31:


                                                 1997           1998
                                              ---------      ---------

Billed ..................................     $  85,240      $ 114,674
Unbilled ................................        10,976          9,150
Other ...................................         1,396          3,471
Less allowance for doubtful accounts ....          (628)          (455)
                                              ---------      ---------
Total accounts receivable ...............     $  96,984      $ 126,840
                                              ---------      ---------
                                              ---------      ---------


Unbilled accounts receivable consisted primarily of revenue not yet billable because of contract terms, differences between actual and provisional indirect rates for years open to Government audit and contract retainages. Retainages are generally billable upon acceptance of work by customers or completion of contract audits by the Government.

--------------------------------------------------------------------------------

Note 6 - Net Investment in Sales-Type Leases

Net investment in sales-type leases consisted of the following as of December 31:


                                                         1997         1998
                                                       -------      -------

Minimum lease payments receivable ................     $ 8,782      $ 8,909
Less unearned income .............................        (740)        (691)
                                                       -------      -------
Total net investment in sales-type leases ........       8,042        8,218

Less current portion .............................       6,839        5,221
                                                       -------      -------
Long-term net investment in sales-type leases ....     $ 1,203      $ 2,997
                                                       -------      -------
                                                       -------      -------



Future minimum lease payments receivable as of December 31, 1998 are due as follows:


          1999 ...........................   $5,811
          2000 ...........................    3,098



--------------------------------------------------------------------------------

Note 7 - Other Assets

Other assets consisted of the following as of December 31:


                                                      1997                   1998
                                                -------------------   ------------------
                                                Current   Long-term   Current   Long-term
                                                -------   ---------   -------   --------
     Deferred financing fees ...............     $    0     $7,196     $    0     $6,241
     Receivable from sale of subsidiary ....      4,000        215      3,100       --
     Prepaid expenses ......................      2,716        403      2,823        559
     Deferred taxes ........................       --        1,237       --        2,156
     Refundable income taxes ...............      1,448       --        1,467       --
     Other .................................        212        843        766        315
                                                 ------     ------     ------     ------
     Total other assets ....................     $8,376     $9,894     $8,156     $9,271
                                                 ------     ------     ------     ------
                                                 ------     ------     ------     ------


In 1997, the Company recorded a charge to earnings of $4,467 related to deferred financing fees associated with the debt incurred to finance the Merger and the NYMA and Sylvest acquisitions. This debt was refinanced with proceeds from the Senior Subordinated Notes. This charge to earnings was reduced by an income tax benefit of $1,697 which produced an extraordinary loss of $2,770. Amortization of deferred financing fees which is included in interest expense amounted to $817, $804 and $949 during 1996, 1997 and 1998, respectively.

In 1997, the Company sold substantially all the assets and business of its wholly-owned subsidiaries, DoxSys, Inc. (DoxSys) and VAD International, Inc.
(VAD) resulting in a pretax gain of $1,600. The operations of DoxSys and VAD were not material to the Company's financial condition or results of operations. During 1998, the Company recorded an additional pretax gain of $2,825 as a result of DoxSys achieving certain earnings objectives.

--------------------------------------------------------------------------------

Note 8 - Leased and Other Property and Equipment

Leased and other property and equipment consisted of the following as of December 31:


                                                               1997          1998
                                                             --------      --------

     Furniture, office and other equipment .............     $ 12,445      $ 15,643
     Leasehold improvements ............................        3,821         4,577
     Less accumulated depreciation and amortization ....      (12,520)      (15,100)
                                                             --------      --------
     Total leased and other property and equipment .....     $  3,746      $  5,120
                                                             --------      --------
                                                             --------      --------



Total depreciation and amortization expense related to leased and other property and equipment during 1996, 1997 and 1998 was $782, $1,326 and $2,315, respectively.

--------------------------------------------------------------------------------

Note 9 - Notes Payable

Recourse notes payable consisted of the following as of December 31:


                                                                 1997         1998
                                                               --------     --------

     Senior Subordinated Notes payable in August 2005 ....     $105,000     $105,000
     Revolving line of credit ............................         --         25,000
     Other subordinated notes ............................        8,000       11,000
                                                               --------     --------
     Total recourse notes payable ........................      113,000      141,000
     Less current portion ................................         --           --
                                                               --------     --------
     Long-term recourse notes payable ....................     $113,000     $141,000
                                                               --------     --------
                                                               --------     --------



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

At December 31, 1998, the Company had a $75,000 revolving line of credit facility which expires in July 2002. Interest accrues on borrowings under the revolving line of credit at either (a) 1.25% plus the highest of the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate (4.07% at December 31, 1998) or the prime lending rate (7.75% at December 31, 1998) or (b) 2.25% plus the eurodollar rate. In addition, the Company pays a commitment fee of 0.5% of the unused line of credit facility. At December 31, 1998, the Company had outstanding borrowings of $20,000 at 7.82% and $5,000 at 9.0%. The Company's revolving line of credit agreement includes certain restrictions as to the Company's ability, among other things, to acquire or dispose of assets or to pay dividends. In addition, the Company is required to maintain a minimum net worth and certain operating ratios, including among others, interest and leverage coverage. All of the Company's assets not otherwise pledged are utilized as collateral under the Company's credit agreements.

The other subordinated notes outstanding as of December 31, 1998 were issued by the Company in connection with the NYMA, Sylvest, R.O.W. and TMA acquisitions. The NYMA and Sylvest subordinated notes bear interest payable semi-annually at increasing rates starting at 9% per annum and increasing to 13% per annum. The principal of these notes is due in 2004. The R.O.W. and TMA subordinated notes bear interest payable semi-annually at 9% per annum and the principal is due in 2000. These subordinated notes can be repaid at any time without penalty at the option of the Company.

The Company finances certain equipment leases to Government customers with borrowings or capital leases that are recourse only to the related payment stream and property leased. In most circumstances, the Company's future obligation under nonrecourse agreements, in the event of default by the end user lessee, would be limited to ensuring the return of the associated assets to the lender.

Nonrecourse notes payable consisted of the following as of December 31:


                                                  1997      1998
                                                  ----      ----

Notes secured by equipment and minimum lease
   payments receivable from customers,
   repayable through March 1998, with
   interest at 6.75 to 12.75% ..............      $478      $  0

Less current portion .......................       478       --
                                                  ----      ----
Long-term nonrecourse notes payable ........      $  0      $  0
                                                  ----      ----
                                                  ----      ----


--------------------------------------------------------------------------------

Note 10 - Nonrecourse Obligations Under Capital Leases

Nonrecourse obligations under capital leases consisted of the following as of December 31:



                                                               1997        1998
                                                              -------    -------
Minimum lease payments ....................................    $3,167     $4,077
Less deferred interest ....................................      (172)      (294)
                                                               ------     ------
Total nonrecourse obligations under capital leases ........     2,995      3,783
Less current portion ......................................     2,636      2,232
                                                               ------     ------
Long-term nonrecourse obligations under capital leases ....    $  359     $1,551
                                                               ------     ------
                                                               ------     ------



Future minimum lease payments under nonrecourse obligations under capital leases as of December 31, 1998 are due as follows:


          1999 ........................................   $2,557
          2000 ........................................    1,520


--------------------------------------------------------------------------------

Note 11  - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following as of December 31:


                                                            1997                    1998
                                                  ---------------------     ---------------------
                                                  Current     Long-term     Current     Long-term
                                                  -------     ---------     -------     ---------
Accounts payable ...........................      $23,425       $    0      $50,829       $    0
Other accrued expenses .....................        7,809        1,164       14,188        1,316
Accrued contract expenses ..................       29,143         --         11,730         --
Accrued interest payable ...................        5,030         --          4,657         --
Deferred income ............................        4,608        1,030        3,309        1,148
Income taxes payable .......................          733         --          2,496         --
Deferred income taxes payable ..............          843         --             57         --
Other ......................................        1,691         --            580         --
                                                  -------       ------      -------       ------
Total accounts payable and other liabilities      $73,282       $2,194      $87,846       $2,464
                                                  -------       ------      -------       ------
                                                  -------       ------      -------       ------



As of December 31, 1998, accounts payable and accrued contract expenses include approximately $6,500 in amounts payable to an asset-based lender under an arrangement established to facilitate the purchase of inventory. Under this arrangement, the lender directly pays the vendors for purchases made by the Company. The arrangement provides the Company with up to $30,000 in credit from the lender for inventory purchases. The terms of the arrangement enable the Company to repay outstanding amounts paid by the lender, interest free, within a stipulated time period from the initial purchase from the vendors. After the stipulated time period, interest under this arrangement accrues at the prime rate plus 2.0% as determined by the lender (9.75% at December 31, 1998). This arrangement requires the Company to maintain a minimum net worth and certain operating ratios, including among others, interest and leverage coverage.

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

--------------------------------------------------------------------------------



Note 12 - Income Taxes

The income tax provision (benefit) consisted of the following for the years ended December 31:


                                                    1996          1997          1998
                                                   -------      -------       -------

Current income tax provision:

Federal .....................................       $1,370        $ 364        $1,552
State .......................................          418          157         1,041
                                                    ------       ------        ------
Total current income tax
provision ...................................        1,788          521         2,593
                                                    ------       ------        ------
Deferred income tax provision (benefit):

Federal .....................................        1,228         (723)       (1,114)
State .......................................          186         (127)         (197)
                                                    ------       ------        ------

Total deferred income tax provision (benefit)        1,414         (850)       (1,311)
                                                    ------       ------        ------

Total income tax provision (benefit) ........       $3,202       ($ 329)       $1,282
                                                    ------       ------        ------
                                                    ------       ------        ------


Income tax provision (benefit) as reflected on the consolidated statements of operations consisted of the following:


                                                1996         1997          1998
                                              -------      -------       -------
Income (loss) before extraordinary item
     and income taxes ..................       $3,202       $1,368        $1,282
Extraordinary loss .....................         --         (1,697)         --
                                               ------       ------        ------

Total income tax provision (benefit) ...       $3,202       ($ 329)       $1,282
                                               ------       ------        ------
                                               ------       ------        ------



Deferred tax assets and liabilities consisted of the following as of December 31:


                                                1997        1998
                                               ------      ------
Deferred tax assets:
     Deferred income ....................      $2,143      $1,641
     Compensation and employee benefits..       1,502       1,458
     Accounts receivable reserves .......         239         102
     Goodwill and intangibles ...........         226       1,157
     Property and equipment .............          45        --
     Other ..............................         321       1,017
                                               ------      ------

     Total deferred tax assets ..........       4,476       5,375
                                               ------      ------

Deferred tax liabilities:
     Contractually unbilled revenue .....       2,797       2,266
     Accrual to cash conversion .........       1,118         559
     Other ..............................         167         451
                                               ------      ------

     Total deferred tax liabilities .....       4,082       3,276
                                               ------      ------

Net deferred tax asset ..................      $  394      $2,099
                                               ------      ------
                                               ------      ------



Net deferred income taxes as reflected on the consolidated balance sheets consisted of the following as of December 31:


                                              1997        1998
                                             ------      ------
     Current deferred income tax
       (liability) asset...............     ($4,082)     $2,867
     Less current deferred income tax
       asset (liability)...............       3,239      (2,924)
                                            -------      ------

     Net current deferred income tax
       liability.......................        (843)        (57)

     Long-term deferred income tax
       asset...........................       1,237       2,559
     Less long-term defered income tax
       liability.......................          --        (403)
                                            -------      ------

     Net long-term deferred income tax
       asset...........................       1,237       2,156
                                            -------      ------

     Net deferred income tax asset.....      $  394      $2,099
                                            -------      ------
                                            -------      ------


A reconciliation between the provision for income taxes computed on income before tax at the statutory federal tax rate and the provision for income taxes is as follows for the years ended December 31:


                                           1996       1997      1998
                                           ----       ----      ----
Statutory federal income tax rate...      34.0%     -34.0%     -34.0%
State income taxes, net of federal
   benefit..........................       2.6%       3.6%      12.7%
Nondeductible goodwill .............        --       37.8%      37.3%
Other nondeductible expenses .......       0.2%       1.4%       1.1%
Other ..............................       3.5%     -20.4%       6.6%
                                          ----      ------     ------
                                          40.3%     -11.6%      23.7%
                                          ----      ------     ------
                                          ----      ------     ------


At December 31, 1996, 1997 and 1998, the Company has not recorded any tax valuation allowance to reflect management's assessment that the realization of the deferred tax asset is more likely that not.

--------------------------------------------------------------------------------

Note 13 - Stockholders' Equity and Transactions with Stockholders

In 1984, a principal stockholder of the Company transferred shares of the Company's common stock to certain key employees. The Company has accounted for this transaction as if the Company, and not the principal stockholder, had transferred the stock. At December 31, 1997, the Company has fully amortized the compensation expense related to this transaction.

In 1987, the Company adopted a Stock Incentive Plan under which stock options were granted to officers and key employees at an exercise price established at the discretion of the Plan Committee at the date of award. Options granted under this plan were nontransferable and were exercisable immediately for a period of ten years following the date of grant. Prior to the Merger, options to purchase 93,500 shares of the Company's common stock at a weighted average exercise price of $7.53 per share were outstanding and exercisable under this plan. Subject to the provisions of the Merger agreement, these options are to be replaced with new options to acquire shares of common stock of the surviving corporation. The terms of the new options, including the number of shares and exercise price will be equitably adjusted to reflect the consummation of the Merger, provided that the new options will provide substantially the same economic benefits to the option holders as the benefits provided prior to the Merger. During 1997, options to purchase 20,000 shares at an exercise price of $9.00 per share were cancelled. As of March 24, 1999, the new options related to the remaining 73,500 shares have not been issued.

In 1996, the Company adopted a Stock Option Plan for Executives and Key Employees of Federal Data Corporation (the Plan). Under the Plan, options may be granted at not less than fair value to purchase up to 415,000 shares of common stock. Options granted under the Plan have vesting periods of up to ten years and all expire ten years from the date of grant or in accordance with other terms as specified by the Company's Board of Directors. In 1998, the Company amended and restated the Plan by accelerating the vesting of certain performance based options. Accordingly, the Company recorded non-cash compensation of $2,058 and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. As of December 31, 1998, options to purchase 9,780 shares were available for granting.

The following is a summary of stock option activity for outstanding options under the Plan:


                                                   Weighted Average     Number of
                                                    Exercised Price      Shares
                                                   ----------------     ---------
Balance at December 31, 1995 ..............              $    0           --

Granted ...................................               10.00         253,000
Exercised .................................                --             --
Forfeited .................................               10.00         (10,000)
Cancelled .................................                --             --
                                                                       ---------
Balance at December 31, 1996 ..............               10.00         243,000

Granted ...................................                --             --
Exercised .................................                --             --
Forfeited .................................               10.00         (12,000)
Cancelled .................................                --             --
                                                                       ---------
Balance at December 31, 1997 ..............               10.00         231,000

Granted ...................................               29.21         192,000
Exercised .................................                --             --
Forfeited .................................               15.39         (20,500)
Cancelled .................................                --             --
                                                                       ---------
Balance at December 31, 1998 ..............              $18.89         402,500
                                                                       ---------
                                                                       ---------






The following is a summary of stock options outstanding and exercisable under the Plan at December 31, 1998:



                                   Outstanding                                        Exercisable
              ----------------------------------------------------------      ---------------------------
                                               Average
                                               Remaining       Average                          Average
                Exercise                      Contractual     Exercise                         Exercise
              Price Range       Options        Life (Yrs.)      Price            Options         Price
              -------------   -------------  -------------  ------------      ------------   ------------

                    $10.00         227,000            7.2        $10.00           120,310         $10.00
                    $27.00         153,500            9.3        $27.00            63,319         $27.00
                    $54.00          22,000            9.4        $54.00             5,500         $54.00
                              ------------                                    -----------
             $10.00-$54.00         402,500            8.2        $18.89           189,129         $16.97
                              ------------                                    -----------
                              ------------                                    -----------


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation." Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1997, there would not have been a material impact on the Company's results of operations. In 1998, net income would have been reduced by $1,100.

The fair value was estimated using the Minimum Value Approach based on the weighted average assumptions of:


                                                              1996          1997           1998
                                                          -----------   ----------    -----------
        Expected life in years........................         5             5              5
        Risk-free interest rate.......................       5.7%          5.7%           5.7%
        Dividend yield................................       0.0%          0.0%           0.0%


--------------------------------------------------------------------------------


Note 14 - Supplemental Disclosure of Cash Flow Information


                                                                     1996           1997         1998
                                                                   --------       --------     ---------

        Cash paid during the year for:
             Interest...........................                     $7,546        $ 5,621      $ 15,453
             Income taxes.......................                        628          1,452           567

        Details of acquisitions (Note 4):
             Fair value of assets acquired......                     $    0       $127,572       $42,563
             Liabilities assumed................                          -         54,775         9,724
             Subordinated notes issued and paid.                          -          4,000             -
             Subordinated notes issued..........                          -          8,000         2,000
                                                                   --------       --------      --------

             Cash paid at acquisition...........                          -         60,797        30,839
             Earnout payments...................                          -              -         2,427
             Less cash acquired.................                          -          6,622           628
                                                                   --------       --------      --------

             Net cash paid for acquisitions.....                     $    0        $54,175       $32,638
                                                                   --------       --------      --------
                                                                   --------       --------      --------

In 1998, the Company issued additional subordinated notes amounting to $1,000 in connection with an earnout associated with the Sylvest acquisition after certain earning objectives were met.

During 1996, 1997 and 1998, the Company financed through capital leases the acquisition of computer equipment which was sold to customers of $779, $0 and $1,828, respectively.

--------------------------------------------------------------------------------


Note 15 - Commitments and Contingencies

The Company leases office space and equipment under various operating lease agreements. Leases for principal office space typically have terms of five to seven years and carry optional renewal periods of three to five years. Most leases include provisions for fixed annual increases to base rent payments and escalations based on increases in operating expenses and real estate taxes.

Future minimum payments at December 31, 1998, for all noncancellable operating leases with initial terms of one year or more are as follows:


                 1999.............................                $6,748
                 2000.............................                 6,738
                 2001.............................                 6,584
                 2002.............................                 4,365
                 2003.............................                 4,275
                 Thereafter.......................                 4,387



Operating lease expense was $1,782, $3,879 and $4,165 during 1996, 1997 and 1998, respectively. The Company received $146, $0 and $316 from sublease rentals during 1996, 1997 and 1998, respectively.

The Company is subject to contract audits by Government agencies. Completed and future audits may result in various billed and unbilled costs being disallowed. At December 31, 1998, audits have been completed through 1996. In the opinion of management, adequate reserves have been provided for the remaining open audit periods.


--------------------------------------------------------------------------------


Note 16 - Retirement Plans

The Company sponsors several defined contribution plans that provide all salaried employees that meet certain age and minimum length of service requirements and certain hourly employees an opportunity to accumulate funds for their retirement. The Company's contributions to these plans are based on either a percentage of employee contributions or an amount at the discretion of the Company. The Company recognized expense of $302, $1,029 and $2,548 during 1996, 1997 and 1998, respectively.


--------------------------------------------------------------------------------

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


Name                         Title                                         Age


William E. Conway, Jr......  Chairman of the Board                         49
C. Robert Hanley...........  Director and Chairman Emeritus                66
Daniel R. Young............  Vice Chairman and CEO                         65
Harry T. Marren............  Director, President and COO                   64
Peter J. Clare.............  Director                                      33
Allan M. Holt..............  Director and Secretary                        47
Peter C. Belford, Sr.......  Senior Vice President                         52
Paul A. Taltavull..........  Senior Vice President, Corporate
                              Marketing Group                              44
John W. Wayne..............  Senior Vice President, Systems
                               Integration Group                           42
Charles M. Mathews, Jr.....  Senior Vice President, Systems &
                               Technology Group                            39
James M. Dean..............  Vice President, Chief Financial Officer
                              and Treasurer                                51
Sterling E. Phillips, Jr...  Vice President, Science & Engineering Group   52
Maggie M. Hird.............  Vice President, Human Resources               41



      William E. Conway, Jr. was elected as a Director of the Company in 1996. He has been a Managing Director of The Carlyle Group, a Washington, D.C.-based private merchant bank, since 1987. Mr. Conway was Senior Vice President and Chief Financial Officer of MCI Communications Corporation from 1984 until 1987, and was a Vice President and Treasurer of MCI from 1981 to 1984. Mr. Conway presently serves on the Board of Directors of Nextel Communications, Inc. and several privately held companies.

      C. Robert Hanley has been a Director of the Company since its founding in 1969. Mr. Hanley was President and Chief Executive Officer of the Company from 1969 until 1985, when he became its Chairman and Chief Executive Officer. He retired in January 1996, and served as a consultant to the Company until January 1999.

      Daniel R. Young has been a Director of the Company since 1977 and was named Vice Chairman of the Board of Directors in 1998. He has been the Chief Executive Officer since 1996 and its President from 1985 through 1998. Mr. Young joined the Company in 1976 as its Executive Vice President and became its President and Chief Operating Officer in 1985. Prior to joining the Company, Mr. Young was employed by Data Transmission Company as Executive Vice President and held various management positions at Texas Instruments Incorporated.

      Harry T. Marren was elected as a Director of the Company in 1997 and became its President and Chief Operating Officer in 1998. He has been President of FDC Technologies, Inc. and its predecessor organization, Federal Data Systems Corporation, since 1989. Mr. Marren joined the Company in 1977 as General Manager of Operations and was promoted to Vice President in 1980 and Senior Vice President in 1988.

      Peter J. Clare was elected as a Director of the Company in 1996. He is currently a Managing Director with The Carlyle Group, a Washington, D.C.-based private merchant bank which he joined in 1992. Mr. Clare was previously with First City Capital, a private investment group. From 1987 to 1989, he worked in the mergers and acquisitions and merchant banking groups at Prudential-Bache. Mr. Clare currently serves on the boards of several privately held companies.

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

      Peter C. Belford, Sr. has been Senior Vice President of the Company since 1998, having previously been Senior Vice President of the Science & Engineering Group since 1997, and President and Chief Operating Officer of NYMA, Inc. since 1994. Mr. Belford joined NYMA in 1985 as its Executive Vice President. Mr. Belford was previously employed by Computer Sciences Corporation ("CSC") as Vice President, Product Management and Product Assurance. He joined CSC in 1977 as a Program Manager and became Assistant to the President of the System Sciences Division of that company, with executive management responsibilities.

      Paul A. Taltavull has been Senior Vice President of the Corporate Marketing Group since 1998, having previously been Senior Vice President of the Solutions Group since April 1997. Mr. Taltavull joined the Company in 1982 as a Federal Marketing Representative and has held a series of marketing management positions with the Company, including Senior Vice President of Marketing from 1992 to 1997. Before joining the Company, Mr. Taltavull was a sales representative for Hewlett-Packard Company and a practicing engineer for the U.S. Government.

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

      Charles M. Mathews, Jr. has been Senior Vice President of the Systems & Technology Group since 1998, having previously been Vice President of the Systems & Technology Group since 1996. From 1990 through 1994, Mr. Mathews was President of Bohdan Associates, Inc. and President of the Atlantic region of AmeriData, Inc. from 1994 through 1995.

      James M. Dean has been Vice President and Chief Financial Officer of the Company since 1986 and its Treasurer since 1987. Mr. Dean joined Federal Data Corporation in 1983 as its Controller. He was previously employed by Price Waterhouse from 1969 through 1983.

      Sterling E. Phillips, Jr. has been Vice President of Science & Engineering Group since 1998, having previously been Vice President of Corporate Marketing since April 1997. He joined FDC Technologies, Inc. in 1996 as Vice President of its Services Group. He was previously employed as Chief Operating Officer of TRI-COR Industries, Inc. and President of Business Development of the federal business unit of Computer Sciences Corporation. From 1968 through 1992, Mr. Phillips held various positions in management, sales and marketing with the IBM Corporation.

     Maggie M. Hird has been Vice President of Human Resources since June of 1998. From 1996 through June 1998, she served as Vice President of Human Resources for AMERICOM, Inc. From 1989 through 1996, Ms. Hird served as Vice President and Chief Administrative Officer of KCI Technologies, Inc., where she was also a member of the Board of Directors.

      The Company does not currently pay any fees or remuneration to its directors for service on the Board.

CONSULTING AGREEMENTS

      In January 1996, the Company and C. Robert Hanley entered into a three-year consulting agreement. Under the terms of the agreement, Mr. Hanley consulted on certain aspects of the Company's business and received a consulting fee of $200,000 per year. He maintained an office at the Company's Bethesda headquarters and participated in the Company's health insurance plan. The consulting agreement required Mr. Hanley to be available to provide such consulting services as the Company may reasonably request. Mr. Hanley has regularly provided consulting services to the Company pursuant to the consulting agreement, which expired and was not renewed in January 1999, and continues to serve as director to the Company without compensation.

Item 11. Executive Compensation.

      The following table sets forth information with respect to the compensation paid by the Company for services rendered in the years ended December 31, 1996, 1997, and 1998 to the Chief Executive Officer and to each of the four other most highly compensated executive officer of the Company (the "Named Executive Officers"), and two additional employees for whom disclosure would have been required if they were executive officers.


                                     Annual Compensation                     Long-Term Compensation
                               ------------------------------------------ ------------------------------

                                                                                  Awards          Payouts
                                                                            ------------------------------
                                                                                      Securities
                                                                   Other                Under-
                                                                   Annual   Restricted  Lying              All Other
                                                                   Compen-    Stock     Options/    OLTIP    Compen-
                                              Salary   Bonus (1)   sation(2) Award(s)   SARs(3)    Payouts  sation(4)
           Name                      Year       ($)       ($)        ($)       ($)        (#)        ($)       ($)
--------------------------------   -------- ---------- ---------- --------- --------- ----------- -------- ----------

Daniel R. Young.................   1998      300,000    150,000         -         -      10,000        -          -
    Vice Chairman and              1997      300,000    200,000         -         -           -        -          -
    Chief Executive Officer        1996      225,012    300,000         -         -      75,000        -    430,351
Harry T. Marren.................   1998      200,000    100,000         -         -      10,000        -          -
    President and Chief            1997      200,000    175,000         -         -           -        -          -
    Operating Officer              1996      150,000    250,000         -         -      40,000        -    168,086
Paul A. Taltavull...............   1998      175,000    100,000         -         -           -        -          -
     Senior Vice President         1997      175,000    100,000         -         -           -        -          -
                                   1996      150,000    150,000         -         -      25,000        -          -
Peter C. Belford, Sr. (5).......   1998      250,000          -         -         -      25,000        -          -
     Senior Vice President         1997      148,130          -         -         -           -        -          -
                                   1996            -          -         -         -      15,000        -          -
Charles M. Mathews, Jr..........   1998      150,000    275,000         -         -      10,000        -          -
     Senior Vice President         1997      150,000    130,923         -         -           -        -          -
                                   1996      118,200     60,000         -         -      10,000        -          -
Lorraine A. Guevara.............   1998       57,000    333,246         -         -       1,000        -          -
     Account Manager               1997       50,004    143,137         -         -           -        -          -
                                   1996       49,250    162,650         -         -           -        -          -
R. Patrick Krause (5)...........   1998       86,250    186,928         -         -       8,000        -          -
     Asst. Vice President          1997       59,615    140,481         -         -           -        -          -
                                   1996            -          -         -         -           -        -          -

      (1) Bonus awards include commissions and other incentive compensation and are reflected in the year to which they are attributable and not the year in which they are actually paid. Bonuses are awarded at the discretion of management subject to review by the Board of Directors.

      (2) Fringe benefit amounts are omitted to the extent the aggregate value of such benefits is less than 10% of the salary and bonus, or $50,000.

      (3) The options listed were awarded in 1996 and 1998 and pursuant to the Company's Stock Option Plan for Executives and Other Key Employees (the "Plan"). Options granted under the Plan have vesting periods of up to 10 years and all expire 10 years from the date of grant or in accordance with other terms as specified by the Company's Board of Directors. In 1998, the Company amended and restated this Plan by accelerating the vesting of certain performance based options.

      (4) Amounts shown include the dollar value of life insurance premiums paid on behalf of Messrs. Young ($430,351) and Marren ($168,086).

     (5) Messrs. Belford and Krause joined the Company in May 1997 and January 1997, respectively.


     The following table sets forth information regarding the Company's Option Grants during the fiscal year ended December 31, 1998. The Company has granted no stock appreciation rights.

                                    OPTION GRANTS IN LAST FISCAL YEAR


                                     Individual Grants                                          Potential Realizable
                              --------------------------------                                    Value at Assumed
                               Number of   Percent of Total                                       Annual Rates of
                              Securities     Options/SARs                                           Stock Price
                              Underlying      Granted To      Exercise or                         Appreciation for
                              Option/SARs    Employees in     Base Price      Expiration             Option Term
          Name                Granted (#)    Fiscal Year        ($/sh)           Date            5% ($)     10% ($)
-------------------------     -----------   ---------------   -----------    --------------     ---------  -----------


Daniel R. Young.............      10,000          5%               27        April 24, 2008      169,802      430,310
Harry T. Marren.............      10,000          5%               27        April 24, 2008      169,802      430,310
Paul A. Taltavull...........           -          0%               27        April 24, 2008            -            -
Peter C. Belford, Sr........      25,000         13%               27        April 24, 2008      424,504    1,075,776
Charles M. Mathews, Jr......      10,000          5%               10        April 24, 2008       62,889      159,374
R. Patrick Krause...........       8,000          4%               27        July 7, 2008        135,841      344,248
Lorraine A. Guevara.........       1,000          1%            27/54        April 24, 2008       25,470       64,547


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                     Number of Securities                     Value of Unexercized
                                     Underlying Unexercized                      In the Money
                                           Options                              Options at Fiscal
                                     At Fiscal Year-End (#)                     Year-End ($) (1)
                               -----------------------------------    ------------------------------------
Name                             Exercisable       Unexercisable        Exercisable        Unexercisable
-----------------------------  ----------------   ----------------    ----------------    ----------------

Daniel R. Young..............            43,875             41,125             675,750             599,250
Harry T. Marren..............            25,325             24,675             360,400             319,600
Paul A. Taltavull (2)........            13,250             11,750             225,250             199,750
Peter C. Belford, Sr.........            10,313             14,688                   -                   -
Charles M. Mathews, Jr.......            10,600              9,400             180,200             159,800
R. Patrick Krause............             3,300              4,700                   -                   -
Lorraine A. Guevara..........               331                669                   -                   -


      (1) As a privately held Company not then engaged in any transaction requiring a current valuation of its shares, the Company did not determine the value of its common stock at year-end. Accordingly, the Company has assumed for purposes of this table a value of $27.00 per share, the most recent price paid for the common stock by investors in August 1998.

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


                                                                                          PERCENTAGE OF
                                                                 ALL OUTSTANDING             NUMBER
BENEFICIAL OWNER (1)                                              COMMON STOCK              OF SHARES
-----------------------------------------------------------    --------------------    --------------------


TCG Holdings, L.L.C. (2)...................................              2,485,356                    84.9
William E. Conway, Jr. (3).................................                      -                       -
C. Robert Hanley (4) (7)...................................                 73,172                     2.5
Daniel R. Young (5) (6)....................................                155,407                     5.3
Harry T. Marren (6)........................................                 31,000                     1.1
Peter J. Clare (3).........................................                      -                       -
Allan M. Holt (3)..........................................                      -                       -
Paul A. Taltavull (6)......................................                 15,880                       *
Peter C. Belford, Sr. (6)..................................                 47,208                     1.6
Charles M. Mathews, Jr. (6)................................                 13,000                       *
All directors and executive officers as a group (13 persons)               356,087                    12.2

*     less than one percent

      (1) Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all units owned by such beneficial owner.

      (2) TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., a Delaware limited liability company, which is the sole general partner of Carlyle Partners II, L.P., a Delaware limited partnership, Carlyle Partners III, L.P., a Delaware limited partnership, Carlyle International Partners II, L.P., a Cayman Islands limited partnership, Carlyle International Partners III, L.P., a Cayman Islands limited partnership, and certain other partnerships formed by Carlyle, each of which is record holder of the Company's common stock. TC Group, L.L.C. or an affiliate also exercises investment discretion and management with respect to the shares of common stock held of record by certain other investors. The address of TCG Holdings L.L.C. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004. William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

      (3) The address of such person is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004.

      (4) The address of C. Robert Hanley is 2808 Tarflower Way, Naples, Florida 34105.

      (5) 7,000 of these shares (0.2% of the total outstanding shares of the Company) are owned by the Daniel R. Young Irrevocable Unitrust U/A dated November 16, 1994, for which Daniel R. Young is the trustee.

      (6) The address of such person is c/o Federal Data Corporation, 4800 Hampden Lane, Bethesda, Maryland 20814.

      (7) All of these shares are owned by the C. Robert Hanley Grantor Retained Annuity Trust dated July 15, 1998, for which C. Robert Hanley is the trustee.

Item 13. Certain Relationships and Related Transactions.

      Concurrently with the acquisition of the Company by Carlyle in 1995, the Company entered into a management agreement (the "Management Agreement") with TC Group, L.L.C. for certain management and financial advisory services to be provided to the Company. In consideration of the management and financial advisory services, the Company pays TC Group, L.L.C. an annual management fee of $300,000. Based on fees being paid by comparably situated companies, the Company believes that this Management Agreement is on terms no less favorable to the Company than could have been obtained from an independent third party.

      In connection with the Recapitalization, the Company sold an airplane to an entity controlled by C. Robert Hanley, a Director of the Company and its former chief executive officer. Mr. Hanley purchased the airplane for approximately $1.5 million, its aggregate estimated value. The Company entered into a three-year consulting agreement with Mr. Hanley, which expired and was not renewed in January 1999, and a three-year agreement for use of the airplane from an affiliate of Mr. Hanley, which expired and was not renewed in December 1998. The consulting agreement provided for annual payments of $200,000, and the lease of the airplane provided for annual payments of $300,000 plus a usage charge which amounted to approximately $95,000 in the year ended December 31, 1998. The consulting agreement required Mr. Hanley to be available to provide such consulting services as the Company may reasonably request. Mr. Hanley regularly provided consulting services to the Company pursuant to the consulting agreement and serves as director to the Company without compensation.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(1) -- Financial Statements

    The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

 1. Financial Statements:

      Report of Independent Accountants

      Consolidated Balance Sheets as of December 31, 1997 and 1998

      Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998

      Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the years ended December 31, 1996, 1997 and 1998

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

      Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

      All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto under Item 8.

3. Exhibits:


EXHIBIT
NUMBER   DESCRIPTION
-------  -------------------------------------------------------

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

(e)2.5   Asset Purchase Agreement dated as of February 20, 1998 by and among Telos Corporation and NYMA, Inc.

(e)2.6   Interim Agreement dated as of February 28, 1998 by and among Telos Corporation and NYMA, Inc.

(f)2.7   Stock Purchase Agreement among Federal Data Corporation and Harry P. Headley, as Trustee, Dorothy
         Headley, as Trustee, Michael K. Headley, Kathleen Kowis, George Kowis and Technical and Management
         Assistance, Inc. dated March 11, 1998

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

(a)3.7   Articles of Incorporation of Sylvest Management Systems Corporation

(a)3.8   By-laws of Sylvest Management Systems Corporation

(a)3.9   Certificate of Incorporation of FDC Technologies, Inc.

(a)3.10  By-laws of FDC Technologies, Inc.

(f)3.15  Certificate of Incorporation of R.O.W. Sciences, Inc.

(f)3.16  By-laws of R.O.W. Sciences, Inc.

(f)3.17  Articles of Incorporation of Technical and Management Assistance, Inc.

(f)3.18  By-laws of Technical and Management Assistance, Inc.



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

(a)4.6   Form of 9% Increasing Rate Subordinated Note due 2004 dated May 21, 1997

(a)4.7   Form of 9% Increasing Rate Subordinated Note due 2004 dated June 30, 1997

(f)4.8   Form of 9% Rate Subordinated Note due 2000 dated February 17, 1998

(f)4.9   Form of 9% Rate Subordinated Note due 2000 dated March 13, 1998

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

(c)4.13  First Supplemental Indenture dated as of December 19, 1997 between Federal Data Corporation and Norwest
         Bank, Minnesota, National Association

(a)10.1  +Employment Agreement dated April 30, 1997 between NYMA, Inc. and Peter C. Belford

(b)10.2  +Stock Option Plan dated February 16, 1996 for Executives and Other Key Employees

(b)10.3  +Form of Executive Management Incentive Stock Option Agreement

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

(f)10.7  Lease Assignment, Modification and Extension Agreement

(a)10.9  Trust Agreement dated December 27, 1994 among Federal Data Corporation, Charles R.
             Hanley, II, Daniel Young, Harry Marren, Marvin Haber and Paul Taltavull

(b)10.10 +Management Agreement dated as of December 1, 1995 among FDC
         Technologies, Inc., the subsidiaries listed on Schedule A thereto and TC Group, L.L.C.

* 21.1   Subsidiaries of Federal Data Corporation

* 27     Financial Data Schedule

*        Filed herewith

(a)      Incorporated by reference to exhibits to the Company's Registration
         Statement on Form S-1, filed on September 26, 1997.
(b)      Incorporated by reference to exhibits to the Company's Amendment No. 1 to Registration Statement on Form S-1, filed on November 26, 1997.
(c)      Incorporated by reference to exhibits to the Company's Amendment No. 2 to Registration Statement on Form S-1, filed on December 19, 1997.
(d)      Incorporated by reference to the exhibits to the Company's Report on form
         8-K, filed on March 3, 1998.
(e)      Incorporated by reference to the exhibits to the Company's Report on form 8-K, filed on March 16, 1998.
(f)      Incorporated by reference to the exhibits to the Company's Report on form 10-K
         405, filed on March 31, 1998.
+        Executive Compensation Plan or Arrangement


(4) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland on March 25, 1999.


                                             FEDERAL DATA CORPORATION

                               By:               /s/ JAMES M. DEAN
                                   ---------------------------------------------
                                                   James M. Dean
                                      Vice President, Chief Financial Officer
                                                   and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.



                  SIGNATURE                                      TITLE                           DATE
-----------------------------------------------   ------------------------------------    -------------------

          /s/ WILLIAM E. CONWAY, JR.              Chairman of the Board                   March 25, 1999
-----------------------------------------------
            William E. Conway, Jr.


             /s/ DANIEL R. YOUNG                  Vice Chairman and Chief                 March 25, 1999
-----------------------------------------------       Executive Officer
               Daniel R. Young


              /s/ JAMES M. DEAN                   Vice President, Chief                   March 25, 1999
-----------------------------------------------       Financial Officer and
                James M. Dean                         Treasurer (Principal
                                                      Financial and Accounting
                                                      Officer)



              /s/ ALLAN M. HOLT                   Director and Secretary                  March 25, 1999
-----------------------------------------------
                Allan M. Holt


              /s/ PETER J. CLARE                  Director                                March 25, 1999
-----------------------------------------------
                Peter J. Clare


             /s/ HARRY T. MARREN                  Director, President                     March 25, 1999
-----------------------------------------------     and Chief Operating
               Harry T. Marren                      Officer


             /s/ C. ROBERT HANLEY                 Director and Chairman Emeritus          March 25, 1999
-----------------------------------------------
               C. Robert Hanley
