Form 10-Q
period 1999-03-31
FEDERAL DATA CORP
filed 1999-05-13
CIK 1046650

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                              FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended:                  Commission File Number:
     March 31, 1999                             333-36447


                      FEDERAL DATA CORPORATION
       (Exact name of Registrant as specified in its charter)


        DELAWARE                               52-0940566
    (State or other                         (I.R.S. Employer
    jurisdiction of                      Identification Number)
     incorporation)


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

                                 Yes [X] No [  ]

As of the close of business April 30, 1999, the registrant had outstanding 2,927,521 shares of Common Stock, par value $.01 per share.

================================================================================

INDEX
                                                                            Page
Part I. Financial Information

     Item 1.  Consolidated Financial Statements

              Consolidated Balance Sheets as of December 31, 1998
              and March 31, 1999 (Unaudited)...................................3

              Consolidated Statements of Operations (Unaudited)for the
              Three Months Ended March 31, 1998 and 1999.......................4

              Consolidated Statements of Cash Flows (Unaudited) for the
              Three Months Ended March 31, 1998 and 1999.......................5

              Notes to Consolidated Financial Statements (Unaudited)...........6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................7

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......11

Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders.............11

     Item 6.  Exhibits and Reports on Form 8-K................................11

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

                            Federal Data Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                      December 31,     March 31,
                                                         1998            1999
                                                       --------        --------
                                                                     (Unaudited)

Assets

    Cash and cash equivalents.......................     $3,942          $3,010
    Accounts receivable.............................    126,840         105,611
    Net investment in sales-type leases.............      5,221           4,660
    Inventory.......................................        963           4,630
    Other assets....................................      8,156           3,795
                                                       --------        --------
             Total current assets...................    145,122         121,706

    Net investment in sales-type leases.............      2,997           2,642
    Leased and other property and equipment.........      5,120           4,595
    Goodwill and intangibles........................     69,411          66,615
    Other assets....................................      9,271          10,546
                                                       --------        --------
 Total assets.......................................   $231,921        $206,104
                                                       ========        ========

Liabilities and stockholders' deficit

    Nonrecourse obligations under capital leases....     $2,232          $2,449
    Accounts payable and other liabilities..........     87,846          61,950
                                                       --------        --------
             Total current liabilities..............     90,078          64,399

    Recourse notes payable..........................    141,000         144,000
    Nonrecourse obligations under capital leases....      1,551             903
    Other liabilities...............................      2,464           2,430
                                                       --------        --------
             Total liabilities......................    235,093         211,732
                                                       --------        --------

    Stockholders' deficit

    Common stock, $.01 par value: 8,000,000
     shares authorized; shares issued and
     outstanding, 2,927,521 in 1998 and 1999........         29              29
    Capital in excess of par value..................     42,807          43,949
    Accumulated deficit.............................    (46,008)        (49,606)
                                                       --------        --------
             Total stockholders' deficit............     (3,172)         (5,628)
                                                       --------        --------
Commitments and contigencies

Total liabilities and stockholders' deficit.........   $231,921        $206,104
                                                       ========        ========


                 See notes to consolidated financial statements.

                            Federal Data Corporation
                      Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)




                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1998            1999
                                                       --------        --------
 Revenue
    Product sales...................................    $53,201         $62,650
    Professional and support services...............     38,210          40,114
    Interest and other..............................        438             447
                                                       --------        --------
                 Total revenue......................     91,849         103,211
                                                       --------        --------

 Expenses
    Cost of sales and services......................     79,238          89,013
    Selling, general and administrative.............     10,295          12,404
    Goodwill and intangibles........................      2,168           2,796
    Interest........................................      3,580           3,866
                                                       --------        --------
                 Total expenses.....................     95,281         108,079
                                                       --------        --------

Loss before income tax benefit......................     (3,432)         (4,868)

Income tax benefit..................................       (968)         (1,270)
                                                       --------        --------

Net loss............................................    ($2,464)        ($3,598)
                                                       ========        ========


                 See notes to consolidated financial statements.

                            Federal Data Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                         1998            1999
                                                       --------        --------

Cash flows from operating activities:
  Net loss...........................................   ($2,464)        ($3,598)
  Adjustments to reconcile net loss to
        net cash flows from operating activities:
  Depreciation and amortization......................     2,485           3,324
  Amortization of deferred financing costs...........       237             237
  Non-cash compensation related to stock options.....       -             1,142
  Gain on sale of assets.............................       -              (125)
  Income recorded on sales-type leases...............       -              (237)
  Collections from sales-type leases.................       311           2,546
  Increase in inventory..............................    (3,875)         (3,667)
  Decrease in accounts receivable....................    13,200          21,229
  Decrease in accounts payable and accrued expenses..   (11,603)        (25,752)
  Net change in other assets and liabilities.........     1,992           2,671
                                                       --------        --------
   Net cash flows from operating activities..........       283          (2,230)
                                                       --------        --------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash received...   (30,346)            -
  Net proceeds from sale of property and equipment...       -               488
  Purchase of equipment for sales-type leases........       -            (1,318)
  Purchase of property and equipment.................    (1,011)           (366)
                                                       --------        --------
   Net cash flows from investing activities..........   (31,357)         (1,196)
                                                       --------        --------

Cash flows from financing activities:
  Net borrowings under line of credit................    25,171           3,000
  Repayments of capital lease obligations............      (424)           (506)
                                                       --------        --------
   Net cash flows from financing activities..........    24,747           2,494
                                                       --------        --------
Net change in cash and cash equivalents..............    (6,327)           (932)

Cash and cash equivalents, beginning of period.......     6,327           3,942
                                                       --------        --------

Cash and cash equivalents, end of period.............        $0          $3,010
                                                       ========        ========


                 See notes to consolidated financial statements.

                            Federal Data Corporation
                   Notes to Consolidated Financial Statements
                        (In thousands, except share data)
                                   (Unaudited)



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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K 405 for the year ended December 31, 1998.

The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1999.

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

Note 2 - Stockholder's Equity

In December 1995, FDC Holdings, Inc. merged with and into the Company with the Company continuing as the surviving corporation. In accordance with the merger agreement, the Company was to replace options previously outstanding at the merger date with options in the surviving corporation that provide substantially the same economic benefit to the option holder as the benefits provided prior to the merger. To fulfill this obligation, in March 1999, the Company issued fully vested options to purchase 40,425 shares of the Company's common stock at an exercise price of $2.00 per share. These options expire ten years from the date of grant. Accordingly, the Company recorded non-cash compensation of $1,011 and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


ACQUISITIONS

In February and March 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. (R.O.W.) and Technical and Management Assistance, Inc. (TMA) and also in February 1998, purchased all of the assets of Telos Corporation's Telos Information Systems Division (TIS), (collectively, the Acquisitions). The aggregate purchase price of the Acquisitions was $33.5 million. The purchase price consisted of $31.5 million in cash and $2.0 million in subordinated notes. The agreements also provide for additional cash payments up to $0.4 million if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. Except as expressly indicated, the following discussion does not give effect to the pre-acquisition operations of R.O.W., TMA and TIS, or include pro forma financial information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

REVENUE

Revenue for the three months ended March 31, 1999 was $103.2 million, up $11.4 million or 12% over the comparable period of 1998. The Acquisitions accounted for $9.7 million of the increase in revenue over the comparable period of 1998. Revenue from product sales was $62.7 million, up $9.4 million or 18% over the comparable period of 1998. The increase in revenue from product sales is principally due to increased emphasis on the Company's sale of commercial off-the-shelf (COTS) products. Revenue from professional and support services was $40.1 million, up $1.9 million or 5% over the comparable period of 1998. The Acquisitions accounted for $9.7 million of the increase in professional and support services revenue over the comparable period of 1998. This increase in professional and support services revenue was significantly offset by a reduction in professional and support services revenue due to the expiration of existing contracts. The largest contract that expired during 1998 was a contract awarded to NYMA, Inc. (NYMA) in 1993 under section 8(a) of the Small Business Act, which is intended to foster growth of small businesses owned and controlled by socially and economically disadvantaged individuals. After the acquisition of NYMA by the Company, NYMA's continued participation as a prime contractor required a waiver from the Administrator of the Small Business Administration which was not received.

COST OF SALES AND SERVICES

Cost of sales and services for the three months ended March 31, 1999 was $89.0 million, up $9.8 million or 12% over the comparable period of 1998. The Acquisitions accounted for $8.1 million of the increase in cost of sales and services over the comparable period of 1998. Cost of sales and services for the three months ended March 31, 1999 and 1998 was 87% of sales and services revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the three month period ended March 31, 1999 was $12.4 million, up $2.1 million or 20% over the comparable period of 1998. The Acquisitions accounted for $0.8 million of the increase in selling, general and administrative expense over the comparable period of 1998. In addition, during the quarter ended March 31, 1999, the Company recorded a non-cash charge of $1.0 milliom related to the issuance of stock options in accordance with the Company's merger with FDC Holdings, Inc. in 1995. Excluding the effect of the Acquisitions and the non-cash compensation, selling, general and administrative expense for the three month period ended March 31, 1999 and 1998 was 11% of revenue.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSET

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $64.4 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in the acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.5 million acquired in acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangible assets for the three month period ended March 31, 1999 was $2.8 million, up $0.6 million, or 29% over the comparable period of 1998.

INTEREST EXPENSE

Interest expense for the three month period ended March 31, 1999 was $3.9 million, up $0.3 million, or 8% over the comparable period of 1998. Recourse interest expense increased $0.3 million for the three month period ended March 31, 1999 over the comparable period of 1998 primarily due to increased recourse debt used to finance the Acquisitions. Interest expense on nonrecourse debt was $0.1 million for the three months ended March 31, 1999 and 1998.

INCOME TAX BENEFIT

The income tax benefit for the three month period ended March 31, 1999 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the non-deductibility of the amortization of goodwill and the value assigned to other identified intangibles associated with certain acquisitions, the effective tax provision rate for the year ending December 31, 1999 is estimated to be 40%, approximately the same rate recorded during the three months ended March 31, 1998.

NET LOSS

Net loss for the three month period ended March 31, 1999 was $3.6 million, a $1.1 million increase from the net loss of $2.5 million recorded in the comparable period of 1998 based on the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash provided by operations and financing activities. In general, the Company's liquidity requirements vary seasonally with revenue, which are historically higher in the third and fourth quarters of each fiscal year. Cash flow from the collection of accounts receivable from the U.S. Government (the Government) has generally been predictable and dependable. Cash and cash equivalents were $3.0 million at March 31, 1999, down $0.9 million from December 31, 1998 primarily as a result of net cash used in operating activities of $2.2 million and net cash used in investing activities of $1.2 million being partially offset by cash generated from financing activities of $2.5 million. Net cash used from operating activities was primarily a result of the increased focus on COTS products which used $3.7 million in cash to increase inventory over the December 31, 1998 levels. A decrease in accounts payable and other liabilities of $25.8 million, was partially offset by decreases in accounts receivable of $21.2 million. Net cash used in investing activities amounted to $1.2 million for the three months ended March 31, 1999, primarily as a result of purchases of equipment for sales-type leases totaling $1.3 million. Net cash flow from financing activities was $2.5 million for the three months ended March 31, 1999 primarily as a result of net borrowings under the Company's working capital line of credit of $3.0 million. In April 1999, the Company amended certain financial covenants within its Senior Credit Facility.

EBITDA represents the sum of loss before income tax benefit, net recourse interest expense, depreciation and amortization and one-time non-cash charges. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

The following presentation represents the Company's computation of EBITDA (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1998             1999
                                                       --------         -------

Loss before income tax benefit.......................   ($3,432)        ($4,868)
Net recourse interest expense........................     3,463           3,768
Non-cash compensation related to stock options.......       -             1,142
Depreciation and amortization........................     2,722           3,324
                                                       --------         -------
    EBITDA...........................................    $2,753          $3,366
                                                       ========         =======


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

In order to attempt to identify and remediate any material Year 2000 issues that may affect the Company, the Company has formed a Year 2000 Readiness Team led by the Vice Presidents of its operating divisions and supported by appropriate contracts and technical resources throughout the Company. The Readiness Team's plan addresses internal systems and processes, critical suppliers and customers. A Year 2000 analysis of the Company's core software and hardware systems is underway, focusing on the most critical systems first. This process includes the following steps: inventory, classification of criticality, assessment of compliance, remediation and testing. The Company estimates that this effort is approximately 70% complete. The expected completion date is July 31, 1999, for critical systems and September 30, 1999, for non-critical systems. All of the Company's core administrative systems, including payroll, human resources, operations and finance, are COTS products that are either Year 2000 compliant or have Year 2000 compliant versions of the software available under maintenance agreements. The Company is currently in the process of upgrading its Deltek accounting system, and expects that such upgrade will be completed by July 31, 1999. Although the Company has completed assessments of core administrative systems and assets with embedded systems, assessments will continue to occur until the year 2000. This ongoing assessment is needed to make sure new assets and systems are compliant.

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

Costs to Address the Company's Year 2000 Issues: The Company is incurring internal staff costs as well as certain consulting expenses and product costs to examine and address its Year 2000 readiness. The Company estimates that it will incur approximately $700,000 to remediate any material Year 2000 issues, of which approximately $550,000 has been incurred to date. Management does not believe that future project costs will have a material adverse effect on the Company's business or results of operations. Maintenance, modification costs and software purchased with the express purpose of fixing the Year 2000 issue will be expensed as incurred in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000". Network components that may have Year 2000 compliance issues such as workstations, printers and network components are being systematically repaired or replaced as part of the normal information technology infrastructure replacement strategy. The annual expenditures for these components are not significantly above levels that the Company has historically incurred in the normal course of business. The Company's Year 2000 program is an ongoing effort and the estimated costs and completion dates set forth herein are subject to change. The Company cannot assure that these estimates will prove accurate. Specific factors that could cause material differences include, but are not limited to, the availability and cost of personnel skilled in Year 2000 remediation, the ability to identify, assess, remediate and test all relevant computer codes, third party remediation plans and similar uncertainties.

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

                                 ###

This quarterly report on Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings or administrative proceedings challenging any contract award; labor negotiations; changing priorities or reductions in the budgets of Government agencies who purchase products or services from the Company; termination of Government contracts due to unilateral Government action; and the impact of the "Year 2000" issue on the Company and its customers and suppliers. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-36447.

The previous discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                                 ###


Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risk from changes in interest rates due to investments in instruments made for non-trading purposes. The interest rate risk relates primarily to the Company's portfolio of short-term investment grade securities. The Company is also subject to risk relating to fluctuating interest rates under its Senior Credit Facility. The Company believes that interest rate risk is immaterial to the Company.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On March 30, 1999, the stockholders of the Company holding 2,332,493 shares of common stock of the Corporation, which number of shares constitutes a majority of the voting stock, took action by written consent without a meeting to approve an increase in the number of shares subject to the Stock Option Plan for Executive and Other Key Employees of Federal Data Corporation and its Subsidiaries from 415,000 to 445,645.

Item 6 (a). Exhibits

 4.14 Amendment to the Senior Credit Facility.


27    Financial Data Schedule.


Item 6 (b). Reports on Form 8-K

             None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FEDERAL DATA CORPORATION

                                  By:/s/  James M. Dean
                                     ----------------------------
                                          James M. Dean
                                          Vice President and
                                              Chief Financial Officer

                                          Date: May 13, 1999