Form 10-Q
period 1999-06-30
FEDERAL DATA CORP
filed 1999-08-12
CIK 1046650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended:                        Commission File Number:
       June 30, 1999                                    333-36447


                            FEDERAL DATA CORPORATION
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                      52-0940566
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

                                 Yes [X] No [ ]

As of the close of business July 30, 1999, the registrant had outstanding 2,932,196 shares of common stock, par value $.01 per share.

================================================================================

INDEX
                                                                           Page
Part I.  Financial Information

      Item 1. Consolidated Financial Statements.

              Consolidated Balance Sheets as of December 31, 1998
              and June 30, 1999 (Unaudited)....................................3

              Consolidated Statements of Operations for the Three
              Months Ended June 30, 1998 and 1999 (Unaudited) and
              the Six Months Ended June 30, 1998 and 1999 (Unaudited)..........4

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1998 and 1999 (Unaudited)...............................5

              Notes to Consolidated Financial Statements (Unaudited)...........6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations........................................7

      Item 3. Quantitative and Qualitative Disclosure about Market Risk.......12

Part II. Other Information

      Item 2. Changes in Securities and Use of Proceeds.......................13

      Item 6. Exhibits and Reports on Form 8-K................................13

Part I.  Financial Information

Item 1.  Consolidated Financial Statements.

                            Federal Data Corporation
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                     December 31,      June 30,
                                                         1998            1999
                                                      ----------      ----------
Assets                                                               (Unaudited)

  Cash and cash equivalents..........................    $3,942          $3,342
  Accounts receivable................................   126,840         139,259
  Net investment in sales-type leases................     5,221           4,983
  Inventory..........................................       963           2,782
  Other assets.......................................     8,156           4,054
                                                      ----------      ----------
      Total current assets...........................   145,122         154,420

  Net investment in sales-type leases................     2,997           2,869
  Leased and other property and equipment............     5,120           4,795
  Goodwill and intangibles...........................    69,411          64,353
  Other assets.......................................     9,271           9,654
                                                      ----------      ----------
      Total assets...................................  $231,921        $236,091
                                                      ==========      ==========


Liabilities and stockholders' deficit

  Accounts payable and other liabilities.............   $87,846         $87,849
  Nonrecourse obligations under capital leases.......     2,232           2,411
                                                      ----------      ----------
      Total current liabilities......................    90,078          90,260

  Recourse notes payable.............................   141,000         150,000
  Nonrecourse obligations under capital leases.......     1,551             498
  Other liabilities..................................     2,464           2,091
                                                      ----------      ----------
      Total liabilities..............................   235,093         242,849
                                                      ----------      ----------
  Stockholders' deficit

  Common stock, $.01 par value: 8,000,000 shares
   authorized; shares issued and outstanding,
   2,927,521 in 1998 and 2,932,196 in 1999...........        29              29
  Capital in excess of par value.....................    42,807          44,090
  Accumulated deficit................................   (46,008)        (50,877)
                                                      ----------      ----------
      Total stockholders' deficit....................    (3,172)         (6,758)
                                                      ----------      ----------
Commitments and contingencies

      Total liabilities and stockholders' deficit....  $231,921        $236,091
                                                      ==========      ==========


                See notes to consolidated financial statements.

                                Federal Data Corporation
                           Consolidated Statements of Operations
                                     (In thousands)
                                       (Unaudited)



                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                  -------------------    --------------------
                                                    1998      1999         1998       1999
                                                  --------  ---------    ---------  ---------

Revenue
  Product sales.............................      $76,930   $109,017     $130,131   $171,667
  Professional and support services.........       50,586     42,901       88,796     83,015
  Interest and other........................          539        287          977        734
                                                  --------  ---------    ---------  ---------
                 Total revenue..............      128,055    152,205      219,904    255,416
                                                  --------  ---------    ---------  ---------

Expenses
    Cost of sales and services..............      108,979    134,964      188,217    223,977
    Selling, general and administrative.....       13,480     12,210       23,775     24,614
    Goodwill and intangibles................        2,805      2,329        4,973      5,125
    Interest................................        4,133      4,018        7,713      7,884
                                                  --------  ---------    ---------  ---------
                 Total expenses.............      129,397    153,521      224,678    261,600
                                                  --------  ---------    ---------  ---------

Loss before income tax provision (benefit)..       (1,342)    (1,316)      (4,774)    (6,184)

Income tax provision (benefit)..............          674        (45)        (294)    (1,315)
                                                  --------  ---------    ---------  ---------
Net loss....................................      ($2,016)   ($1,271)     ($4,480)   ($4,869)
                                                  ========  =========    =========  =========

                      See notes to consolidated financial statements.

                            Federal Data Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                          Six Months Ended
                                                               June 30,
                                                         1998            1999
                                                      ----------      ----------

Cash flows from operating activities:
  Net loss...........................................   ($4,480)        ($4,869)
  Adjustments to reconcile net loss to net cash
     flows from operating activities:
  Depreciation and amortization......................     6,279           6,404
  Non-cash compensation related to stock options.....     1,422           1,274
  Amortization of deferred financing costs...........       474             474
  Gain on sale of assets.............................         -            (125)
  Income recorded on sales-type leases...............      (446)           (617)
  Collections from sales-type leases.................     1,223           4,298
  Increase in accounts receivable....................    (5,052)        (12,419)
  Increase in inventory..............................    (2,168)         (1,819)
  Increase (decrease) in accounts payable and
     accrued expenses................................     1,584            (568)
  Net change in other assets and liabilities.........    (3,481)          3,376
                                                      ----------      ----------
  Net cash flows from operating activities...........    (4,645)         (4,591)
                                                      ----------      ----------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash received...   (30,346)              -
  Net proceeds from sale of property and equipment...         -             488
  Purchase of equipment for sales-type leases........      (989)         (3,176)
  Purchase of property and equipment.................    (1,325)         (1,317)
                                                      ----------      ----------
  Net cash flows from investing activities...........   (32,660)         (4,005)
                                                      ----------      ----------

Cash flows from financing activities:
  Repayments of borrowings...........................      (551)              -
  Net borrowings under line of credit................    34,171           9,000
  Proceeds from sale of common stock.................         -               9
  Repayments of capital lease obligations............      (705)         (1,013)
                                                      ----------      ----------
  Net cash flows from financing activities...........    32,915           7,996
                                                      ----------      ----------

Net change in cash and cash equivalents..............    (4,390)           (600)

Cash and cash equivalents, beginning of period.......     6,327           3,942
                                                      ----------      ----------
Cash and cash equivalents, end of period.............    $1,937          $3,342
                                                      ==========      ==========


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

The results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1999.

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

Note 2 - Stockholders' Equity

In December 1995, FDC Holdings, Inc. merged with and into the Company with the Company continuing as the surviving corporation. In accordance with the merger agreement, the Company was to replace options previously outstanding at the merger date with options in the surviving corporation that provide substantially the same economic benefit to the option holder as the benefits provided prior to the merger. To fulfill this obligation, in March 1999, the Company issued fully vested options to purchase 40,425 shares of the Company's common stock at an exercise price of $2.00 per share. These options expire ten years from the date of grant. Accordingly, the Company recorded non-cash compensation of $1,011 and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. In June 1999, options to purchase 4,675 shares of the Company's common stock were exercised at $2.00 per share.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

REVENUE

Revenue for the three months ended June 30, 1999 was $152.2 million, up $24.2 million or 19% over the comparable period of 1998. Revenue from product sales was $109.0 million, up $32.1 million or 42% over the comparable period of 1998. The increase in revenue from product sales is principally due to increased emphasis on the Company's sale of commercial off-the-shelf (COTS) products. Revenue from professional and support services was $42.9 million, down $7.7 million or 15% over the comparable period of 1998. This reduction in professional and support services revenue was principally due to the expiration of existing contracts. The largest contract that expired during the three months ended June 30, 1998 was a contract awarded to NYMA, Inc. (NYMA) in 1993 under section 8(a) of the Small Business Act, which is intended to foster growth of small businesses owned and controlled by socially and economically disadvantaged individuals. After the acquisition of NYMA by the Company in May 1997, NYMA's continued participation as a prime contractor required a waiver from the Administrator of the Small Business Administration which was not received.

COST OF SALES AND SERVICES

Cost of sales and services for the three months ended June 30, 1999 was $135.0 million, up $26.0 million or 24% over the comparable period of 1998. Cost of sales and services for the three months ended June 30, 1999 was 89% compared with 85% of sales and services revenue for the comparable period of 1998. The reduction in gross margin percentage was due to a larger proportion of sales of COTS products which typically have a lower gross margin percentage than the Company's other sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the three months ended June 30, 1999 was $12.2 million, down $1.3 million or 9% over the comparable period of 1998. During the three months ended June 30, 1998, the Company modified its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded non-cash compensation of $1.4 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Excluding the effect of the non-cash compensation, selling, general and administrative expense for the three months ended June 30, 1999 was 8% of revenue compared with 9% in the comparable period of 1998.

AMORTIZATION OF GOODWILL AND INTANGIBLES

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $64.4 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.5 million acquired in acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangibles for the three months ended June 30, 1999 was $2.3 million, down $0.5 million, or 17% over the comparable period of 1998, principally due to the amortization of the value assigned to trade names and trademarks which was fully amortized by March 31, 1999.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 1999 was $4.0 million, down $0.1 million, or 3% over the comparable period of 1998. Recourse interest expense decreased $0.1 million for the three months ended June 30, 1999 over the comparable period of 1998. Interest expense on nonrecourse debt was $0.1 million for the three months ended June 30, 1999 and 1998.

INCOME TAX BENEFIT

The income tax benefit for the three months ended June 30, 1999 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the non-deductibility of the amortization of goodwill and intangibles associated with certain acquisitions, the effective tax provision rate for the year ending December 31, 1999 is estimated to be 40%, approximately the same rate recorded during the three months ended June 30, 1998.

NET LOSS

Net loss for the three months ended June 30, 1999 was $1.3 million, a $0.7 million decrease from the net loss of $2.0 million recorded in the comparable period of 1998 based on the factors discussed above.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

REVENUE

Revenue for the six months ended June 30, 1999 was $255.4 million, up $35.5 million or 16% over the comparable period of 1998. The Acquisitions accounted for $9.7 million of the increase in revenue over the comparable period of 1998. Revenue from product sales was $171.7 million, up $41.5 million or 32% over the comparable period of 1998. The increase in revenue from product sales is principally due to increased emphasis on the Company's sale of commercial off-the-shelf (COTS) products. Revenue from professional and support services was $83.0 million. Excluding the effect of the Acquisitions, professional and support services revenue was down $15.5 million or 17% over the comparable period of 1998. This reduction in professional and support services revenue was principally due to the expiration of existing contracts. The largest contract that expired during the six months ended June 30, 1998 was a contract awarded to NYMA, Inc. (NYMA) in 1993 under section 8(a) of the Small Business Act, which is intended to foster growth of small businesses owned and controlled by socially and economically disadvantaged individuals. After the acquisition of NYMA by the Company in May 1997, NYMA's continued participation as a prime contractor required a waiver from the Administrator of the Small Business Administration which was not received. The reduction in professional and support services revenue was partially offset by professional and support services revenue of $9.7 million related to the Acquisitions.

COST OF SALES AND SERVICES

Cost of sales and services for the six months ended June 30, 1999 was $224.0 million, up $35.8 million or 19% over the comparable period of 1998. The Acquisitions accounted for $8.1 million of the increase in cost of sales and services over the comparable period of 1998. Cost of sales and services for the six months ended June 30, 1999 was 88% of sales and services revenue compared with 86% of sales and services revenue for the comparable period of 1998. The reduction in gross margin percentage was due to a larger proportion of sales of COTS products which typically have a lower gross margin percentage than the Company's other sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the six months ended June 30, 1999 was $24.6 million, up $0.8 million or 4% over the comparable period of 1998. The Acquisitions accounted for $0.8 million of the increase in selling, general and administrative expense over the comparable period of 1998. During the six months ended June 30, 1998, the Company modified its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. During the six months ended June 30, 1999, the Company issued stock options in accordance with the Company's 1995 merger agreement with FDC Holdings, Inc. Accordingly, the Company recorded non-cash compensation of $1.4 million and $1.0 million during the six months ended June 30, 1998 and 1999, respectively, and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Excluding the effect of the Acquisitions and the non-cash compensation, selling, general and administrative expense for the six months ended June 30, 1999 was 9% of revenue compared with 10% in the comparable period of 1998.

AMORTIZATION OF GOODWILL AND INTANGIBLES

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $64.4 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.5 million acquired in acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangibles for the six months ended June 30, 1999 was $5.1 million, up $0.2 million, or 3% over the comparable period of 1998.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 1999 was $7.9 million, up $0.2 million, or 2% over the comparable period of 1998. Recourse interest expense increased $0.1 million for the six months ended June 30, 1999 over the comparable period of 1998 primarily due to increased recourse debt used to finance the Acquisitions. Interest expense on nonrecourse debt was $0.1 million for the six months ended June 30, 1999 and 1998.

INCOME TAX BENEFIT

The income tax benefit for the six months ended June 30, 1999 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the non-deductibility of the amortization of goodwill and intangibles associated with certain acquisitions, the effective tax provision rate for the year ending December 31, 1999 is estimated to be 40%, approximately the same rate recorded during the six months ended June 30, 1998.

NET LOSS

Net loss for the six months ended June 30, 1999 was $4.9 million, a $0.4 million increase from the net loss of $4.5 million recorded in the comparable period of 1998 based on the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash provided by operations and financing activities. In general, the Company's liquidity requirements vary seasonally with revenue, which are historically higher in the third and fourth quarters of each fiscal year. Cash flow from the collection of accounts receivable from the U.S. Government (the Government) has generally been predictable and dependable. Cash and cash equivalents were $3.3 million at June 30, 1999, down $0.6 million from December 31, 1998 primarily as a result of net cash used in operating activities of $4.6 million and net cash used in investing activities of $4.0 million being partially offset by cash generated from financing activities of $8.0 million. Net cash used from operating activities was primarily a result of an increase in accounts receivable of $12.4 million and the net loss of $4.9 million. This use of cash was partially offset by depreciation and amortization of $6.4 million, collections from sales-type leases of $4.3 million and the change in other assets and liabilities of $3.4 million. Net cash used in investing activities amounted to $4.0 million for the six months ended June 30, 1999, primarily as a result of purchases of equipment for sales-type leases totaling $3.2 million. Net cash flow from financing activities was $8.0 million for the six months ended June 30, 1999 primarily as a result of net borrowings under the Company's working capital line of credit of $9.0 million. In April 1999, the Company amended certain financial covenants within its Senior Credit Facility.

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

The following presentation represents the Company's computation of EBITDA (in thousands):

                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              1998       1999
                                                            ---------  ---------

     Loss before income tax benefit....................      ($4,774)   ($6,184)
     Net recourse interest expense.....................        7,482      7,644
     Non-cash compensation related to stock options....        1,422      1,274
     Depreciation and amortization.....................        6,279      6,404
                                                            ---------  ---------

          EBITDA.......................................      $10,409     $9,138
                                                            =========  =========

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

In order to attempt to identify and remediate any material Year 2000 issues that may affect the Company, the Company has formed a Year 2000 Readiness Team led by the Vice Presidents of its operating divisions and supported by appropriate contracts and technical resources throughout the Company. The Readiness Team's plan addresses internal systems and processes, critical suppliers and customers. A Year 2000 analysis of the Company's core software and hardware systems is underway, focusing on the most critical systems first. This process includes the following steps: inventory, classification of criticality, assessment of compliance, remediation and testing. The Company estimates that this effort is approximately 95% complete. The expected completion date is August 31, 1999, for critical systems and September 30, 1999, for non-critical systems. All of the Company's core administrative systems, including payroll, human resources, operations and finance, are COTS products that are either Year 2000 compliant, or have vendor supplied Year 2000 modifications which are in their final phase of testing. Although the Company has completed assessments of core administrative systems and assets with embedded systems, assessments will continue to occur until the year 2000. This ongoing assessment is needed to make sure new assets and systems are compliant.

The Company has assessed the potential for Year 2000 issues with third parties with whom the Company has a material relationship. The Company believes, as a result of this assessment, that Year 2000 issues will not have a material adverse effect on the Company's business or results of operations due to the Company's relationship with these third parties. The Company will continue to contact new suppliers with whom the Company may have a material relationship regarding such suppliers' potential Year 2000 issues. The Company has made reasonable efforts to incorporate the Year 2000 requirements and warranty provisions of its customer contracts into its material supply agreements so as to achieve "back-to-back" warranties from its suppliers. However, in some instances the customer's requirement may vary from a supplier's commercial terms relative to the Year 2000. In the event that any key supplier's products are not found to be Year 2000 compliant, the end-user customer will be so notified, and the Company will work with such customer to identify a Year 2000 compliant alternative. Despite such efforts, the Company expects to have only a limited understanding of the potential Year 2000 shortcomings of many of its suppliers, and will therefore be uncertain as to the full nature and extent of the potential supplier-derived impact on the Company. Should supplier Year 2000 issues arise, such issues could interrupt the flow of products and services to the Company, which could in turn impact the Company's timely delivery under its customer contracts.

Costs to Address the Company's Year 2000 Issues: The Company is incurring internal staff costs as well as certain consulting expenses and product costs to examine and address its Year 2000 readiness. The Company estimates that it will incur approximately $700,000 to remediate any material Year 2000 issues, of which approximately $625,000 has been incurred to date. Management does not believe that future project costs will have a material adverse effect on the Company's business or results of operations. Maintenance, modification costs and software purchased with the express purpose of fixing the Year 2000 issue will be expensed as incurred in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000". Network components that may have Year 2000 compliance issues such as workstations, printers and network components are being systematically repaired or replaced as part of the normal information technology infrastructure replacement strategy. The annual expenditures for these components are not significantly above levels that the Company has historically incurred in the normal course of business. The Company's Year 2000 program is an ongoing effort and the estimated costs and completion dates set forth herein are subject to change. The Company cannot assure that these estimates will prove accurate. Specific factors that could cause material differences include, but are not limited to, the availability and cost of personnel skilled in Year 2000 remediation, the ability to identify, assess, remediate and test all relevant computer codes, third party remediation plans and similar uncertainties.

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

The Company continues to receive requests for certifications, representations or other commentary regarding Year 2000 issues from its customers. In some cases, such requests have resulted in contract modifications regarding statements about the Year 2000 compliance of the Company's products. In addition, the Federal Acquisition Regulations requires that each contract entered into with the Government after October 21, 1997 incorporate by reference a provision of the Federal Acquisition Regulations which requires that all information technology acquired by Government agencies be Year 2000 compliant. There can be no assurance that the Company will not be adversely affected if its customers enforced Year 2000 requirements contained in the Company's prime contracts, whether through incorporation of the Federal Acquisition Regulations or otherwise, which are found to be inconsistent with the Company's suppliers' commitments with respect to Year 2000 compliance or warranty or which are related to products produced, or services performed, solely by the Company.

Contingency Plans: The Company will develop appropriate contingency plans for any items which are not Year 2000 compliant and which are deemed likely to have a significant impact on the Company's business operations. The Company intends to implement any such contingency plans by October 31, 1999. Management believes it is expending appropriate efforts in addressing the Year 2000 issue so that the Company's business operations will not be significantly disrupted. However, there can be no assurance that the Company will not incur Year 2000 problems relating to its efforts or those involving its customers or suppliers or that the costs of such efforts will not be greater than currently estimated. Contingency plans are also being created to cover the failure of significant third party service providers where feasible. Extensive plans are being implemented to verify that all critical systems are functioning properly during the weekend of January 1, 2000.

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

                                      ###


Item 3. Quantitative and Qualitative Disclosure about Market Risk.

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

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds.

In June 1999, the Company issued 4,675 shares of the Company's common stock related to the exercise of stock options for an aggregate price of $9,350.

No underwriters were engaged in connection with the foregoing sale of securities. Such sale was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as transactions not involving a public offering, the respective purchasers thereof having acquired such shares for their respective accounts without a view to the distribution thereof.

Item 6 (a).  Exhibits.

21.1  Subsidiaries of Federal Data Corporation.

27    Financial Data Schedule.

Item 6 (b).  Reports on Form 8-K.

             None.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 FEDERAL DATA CORPORATION

                                                 /s/ James M. Dean
                                             By:
                                                 ------------------------

                                                 James M. Dean
                                                 Vice President and
                                                    Chief Financial Officer

                                                 Date: August 12, 1999