Form 10-Q
period 1999-09-30
FEDERAL DATA CORP
filed 1999-11-12
CIK 1046650

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTER ENDED:                            COMMISSION FILE NUMBER:
        September 30, 1999                                      333-36447

                            FEDERAL DATA CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                    52-0940566
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

                  Yes [X] No [  ]

As of the close of business October 29, 1999, the registrant had outstanding 2,932,196 shares of common stock, par value $.01 per share.

INDEX

                                                                           Page

Part I.  Financial Information

    Item 1.  Consolidated Financial Statements.

             Consolidated Balance Sheets as of December 31, 1998
             and September 30, 1999 (Unaudited)................................3

             Consolidated Statements of Operations for the Three Months
             Ended September 30, 1998 and 1999 (Unaudited) and the Nine Months
             Ended September 30, 1998 and 1999 (Unaudited).....................4

             Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1998 and 1999 (Unaudited)...........................5

             Notes to Consolidated Financial Statements (Unaudited)............6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.........................................7

    Item 3.  Quantitative and Qualitative Disclosure about Market Risk........12

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K.................................13

Part I. Financial Information

Item 1.  Consolidated Financial Statements.

                            FEDERAL DATA CORPORATION
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                  December 31,  September 30,
                                                                     1998           1999

                                                                  -----------   ------------
                                                                                (Unaudited)
Assets

     Cash and cash equivalents....................................    $3,942        $13,869
     Accounts receivable..........................................   126,840        127,490
     Net investment in sales-type leases..........................     5,221          5,161
     Inventory....................................................       963          4,430
     Other assets.................................................     8,156          3,520
                                                                  -----------   ------------
          Total current assets....................................   145,122        154,470

     Net investment in sales-type leases..........................     2,997          2,451
     Leased and other property and equipment......................     5,120          5,589
     Goodwill and intangibles.....................................    69,411         61,840
     Other assets.................................................     9,271          9,702
                                                                  -----------   ------------
          Total assets............................................  $231,921       $234,052
                                                                  ===========   ============

Liabilities and stockholders' deficit

     Accounts payable and other liabilities.......................   $87,846        $89,687
     Nonrecourse obligations under capital leases.................     2,232          2,156
                                                                  -----------   ------------
          Total current liabilities...............................    90,078         91,843

     Recourse notes payable.......................................   141,000        146,400
     Nonrecourse obligations under capital leases.................     1,551              -
     Other liabilities............................................     2,464          2,207
                                                                  -----------   ------------
          Total liabilities.......................................   235,093        240,450
                                                                  -----------   ------------

     Stockholders' deficit

     Common stock, $.01 par value: 8,000,000 shares authorized;
         shares issued and outstanding, 2,927,521 in 1998
         and 2,932,196 in 1999....................................        29             29
     Capital in excess of par value...............................    42,807         44,221
     Accumulated deficit..........................................   (46,008)       (50,648)
                                                                  -----------   ------------
          Total stockholders' deficit.............................    (3,172)        (6,398)
                                                                  -----------   ------------
Commitments and contingencies

          Total liabilities and stockholders' deficit.............  $231,921       $234,052
                                                                  ===========   ============


                             See notes to consolidated financial statements.

                            FEDERAL DATA CORPORATION
                      Consolidated Statements of Operations
                                 (In thousands)
                                   (Unaudited)


                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                        ------------------------  ------------------------
                                                           1998         1999         1998         1999
                                                        -----------  -----------  -----------  -----------
Revenue

     Product sales......................................  $100,884     $112,048     $236,303     $283,715
     Professional and support services..................    43,502       43,068      127,010      126,083
     Interest and other.................................       683          774        1,660        1,508
                                                        -----------  -----------  -----------  -----------
          Total revenue.................................   145,069      155,890      364,973      411,306
                                                        -----------  -----------  -----------  -----------
Expenses

     Cost of sales and services.........................   127,878      135,399      316,095      358,403
     Selling, general and administrative................    11,037       12,728       34,812       38,315
     Goodwill and intangibles...........................     2,920        2,554        7,893        7,679
     Interest...........................................     4,223        4,091       11,936       11,975
                                                        -----------  -----------  -----------  -----------
          Total expenses................................   146,058      154,772      370,736      416,372
                                                        -----------  -----------  -----------  -----------

(Loss) income before income tax provision (benefit).....      (989)       1,118       (5,763)      (5,066)

Income tax provision (benefit)..........................       850          889          556         (426)
                                                        -----------  -----------  -----------  -----------

Net (loss) income.......................................   ($1,839)        $229      ($6,319)     ($4,640)
                                                        ===========  ===========  ===========  ===========


                         See notes to consolidated financial statements.

                            FEDERAL DATA CORPORATION
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                            1998        1999
                                                        -----------  -----------
Cash flows from operating activities:

    Net loss............................................   ($6,319)     ($4,640)
    Adjustments to reconcile net loss to net cash flows
         from operating activities:

    Depreciation and amortization.......................     9,932        9,452
    Non-cash compensation related to stock options......     1,740        1,405
    Amortization of deferred financing costs............       712          712
    Gain on sale of assets..............................         -         (125)
    Income recorded on sales-type leases................      (333)        (858)
    Collections from sales-type leases..................     3,084        6,133
    Increase in accounts receivable.....................   (16,701)        (650)
    Decrease (increase) in inventory....................       808       (3,467)
    Increase in accounts payable and accrued expenses...     8,138        1,572
    Net change in other assets and liabilities..........    (1,552)       3,464
                                                        -----------  -----------
      Net cash flows from operating activities..........      (491)      12,998
                                                        -----------  -----------
Cash flows from investing activities:

    Acquisitions of businesses, net of cash received....   (30,641)         (68)
    Net proceeds from sale of property and equipment....         -          488
    Purchase of equipment for sales-type leases.........    (2,022)      (4,476)
    Purchase of property and equipment..................    (1,819)      (2,604)
                                                        -----------  -----------
    Net cash flows from investing activities............   (34,482)      (6,660)
                                                        -----------  -----------
Cash flows from financing activities:

    Repayments of borrowings............................      (551)           -
    Net borrowings under line of credit.................    31,571        5,400
    Proceeds from sale of common stock..................       449            9
    Repayments of capital lease obligations.............      (854)      (1,820)
                                                        -----------  -----------
    Net cash flows from financing activities............    30,615        3,589
                                                        -----------  -----------

Net change in cash and cash equivalents.................    (4,358)       9,927

Cash and cash equivalents, beginning of period..........     6,327        3,942
                                                        -----------  -----------
Cash and cash equivalents, end of period................    $1,969      $13,869
                                                        ===========  ===========


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

The results of operations for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1999.

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

Certain amounts have been reclassified in prior periods to conform to the current period presentation. These reclassifications had no effect on net (loss) income or accumulated deficit as previously reported.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ACQUISITIONS

In February and March 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. (R.O.W.) and Technical and Management Assistance, Inc. (TMA) and also in February 1998, purchased all of the assets of Telos Corporation's Telos Information Systems Division (TIS), (collectively, the Acquisitions). The aggregate purchase price of the Acquisitions was $33.6 million. The purchase price consisted of $31.6 million in cash and $2.0 million in subordinated notes. The agreements also provide for additional cash payments up to $0.4 million if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. Except as expressly indicated, the following discussion does not give effect to the pre-acquisition operations of R.O.W., TMA and TIS, or include pro forma financial information.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

Revenue for the three months ended September 30, 1999 was $155.9 million, up $10.8 million or 7% over the comparable period of 1998. Revenue from product sales was $112.0 million, up $11.2 million or 11% over the comparable period of 1998. The increase in revenue from product sales is primarily due to increased volume as a result of repeat customer business, partner referrals, outbound solicitation and electronic commerce. Revenue from professional and support services was $43.1 million, down $0.4 million or 1% over the comparable period of 1998.

COST OF SALES AND SERVICES

Cost of sales and services for the three months ended September 30, 1999 was $135.4 million, up $7.5 million or 6% over the comparable period of 1998. Cost of sales and services for the three months ended September 30, 1999 was 87% compared with 89% of sales and services revenue for the comparable period of 1998. The increase in gross margin percentage was primarily due to improved margins on recently awarded professional and support services contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the three months ended September 30, 1999 was $12.7 million, up $1.7 million or 15% over the comparable period of 1998. The increase in selling, general and administrative expense was primarily related to increased personnel engaged in sales and marketing activities, increased sales commissions, and training related to network services activities. Selling, general and administrative expense for the three months ended September 30, 1999 was 8% of revenue which was not significantly different from the comparable period of 1998.

AMORTIZATION OF GOODWILL AND INTANGIBLES

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $64.5 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.5 million acquired in acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangibles for the three months ended September 30, 1999 was $2.6 million, down $0.4 million, or 13% over the comparable period of 1998, primarily due to the amortization of the value assigned to trade names and trademarks which was fully amortized by March 31, 1999.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 1999 was $4.1 million, down $0.1 million, or 3% over the comparable period of 1998 due to an overall reduction in the average daily borrowings under the Company's revolving credit facility.

INCOME TAX PROVISION

The income tax provision for the three months ended September 30, 1999 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the non-deductibility of the amortization of goodwill and intangibles associated with certain acquisitions, the effective tax provision rate for the year ending December 31, 1999 is estimated to be 40%, approximately the same rate recorded during the three months ended September 30, 1998.

NET INCOME/LOSS

Net income for the three months ended September 30, 1999 was $0.2 million, a $2.0 million increase from the net loss of $1.8 million recorded in the comparable period of 1998 based on the factors discussed above.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

Revenue for the nine months ended September 30, 1999 was $411.3 million, up $46.3 million or 13% over the comparable period of 1998. The Acquisitions accounted for $9.7 million of the increase in revenue over the comparable period of 1998. Revenue from product sales was $283.7 million, up $47.4 million or 20% over the comparable period of 1998. The increase in revenue from product sales is primarily due to increased volume as a result of repeat customer business, partner referrals, outbound solicitation and electronic commerce. Revenue from professional and support services was $126.1 million, down $0.9 million from the comparable period of 1998. Excluding the effect of the Acquisitions, professional and support services revenue was down $10.6 million or 8% over the comparable period of 1998. This reduction in professional and support services revenue was primarily due to the expiration of existing contracts. The largest contract that expired during the nine months ended September 30, 1998 was a contract awarded to NYMA, Inc. (NYMA) in 1993 under section 8(a) of the Small Business Act, which is intended to foster growth of small businesses owned and controlled by socially and economically disadvantaged individuals. After the acquisition of NYMA by the Company in May 1997, NYMA's continued participation as a prime contractor required a waiver from the Administrator of the Small Business Administration which was not received. The reduction in professional and support services revenue was partially offset by professional and support services revenue of $9.7 million related to the Acquisitions and revenue from recently awarded professional and support services contracts.

COST OF SALES AND SERVICES

Cost of sales and services for the nine months ended September 30, 1999 was $358.4 million, up $42.3 million or 13% over the comparable period of 1998. The Acquisitions accounted for $8.1 million of the increase in cost of sales and services over the comparable period of 1998. Cost of sales and services for the nine months ended September 30, 1999 was 88% of sales and services revenue which was not significantly different from the comparable period of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the nine months ended September 30, 1999 was $38.3 million, up $3.5 million or 10% over the comparable period of 1998. The Acquisitions accounted for $0.8 million of the increase in selling, general and administrative expense over the comparable period of 1998. During the nine months ended September 30, 1998, the Company modified its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. During the nine months ended September 30, 1999, the Company issued stock options in accordance with the Company's 1995 merger agreement with FDC Holdings, Inc. Accordingly, the Company recorded non-cash compensation of $1.7 million and $1.4 million during the nine months ended September 30, 1998 and 1999, respectively, and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Excluding the effect of the Acquisitions and the non-cash compensation, selling, general and administrative expense for the nine months ended September 30, 1999 was 9% of revenue, which was not significantly different from the comparable period of 1998.

AMORTIZATION OF GOODWILL AND INTANGIBLES

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $64.5 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.5 million acquired in acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangibles for the nine months ended September 30, 1999 was $7.7 million, down $0.2 million, or 3% over the comparable period of 1998, primarily due to the amortization of the value of trade names and trademarks which was fully amortized by March 31, 1999.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 1999 was $12.0 million which was not significantly different from the comparable period of 1998.

INCOME TAX PROVISION/BENEFIT

The income tax benefit for the nine months ended September 30, 1999 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the non-deductibility of the amortization of goodwill and intangibles associated with certain acquisitions and the non-cash compensation related to the accelerated vesting of stock options in 1998, the effective tax provision rate for the year ending December 31, 1999 is estimated to be 40%, approximately the same rate recorded during the nine months ended September 30, 1998.

NET LOSS

Net loss for the nine months ended September 30, 1999 was $4.6 million, a $1.7 million decrease from the net loss of $6.3 million recorded in the comparable period of 1998 based on the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash provided by operations and financing activities. In general, the Company's liquidity requirements vary seasonally with revenue, which are historically higher in the third and fourth quarters of each fiscal year. Cash flow from the collection of accounts receivable from the U.S. Government (the Government) has generally been predictable and dependable. Cash and cash equivalents were $13.9 million at September 30, 1999, up $9.9 million from December 31, 1998 primarily as a result of net cash generated in operating activities of $13.0 million and net cash generated in financing activities of $3.6 million being partially offset by cash used in investing activities of $6.7 million. Net cash generated in operating activities was primarily a result of depreciation and amortization of $9.5 million, collections from sales-type leases of $6.1 million and the change in other assets and liabilities of $3.5 million, partially offset by the net loss of $4.6 million and an increase in inventory of $3.5 million. Net cash used in investing activities amounted to $6.7 million for the nine months ended September 30, 1999, primarily as a result of purchases of equipment for sales-type leases totaling $4.5 million. Net cash flow from financing activities was $3.6 million for the nine months ended September 30, 1999 primarily as a result of net borrowings under the Company's revolving credit facility of $5.4 million.

In October 1999, the Company amended its revolving credit facility to provide for a seasonal increase in the aggregate amount of borrowings available under the revolving credit facility and an agreement with an asset-based lender related to inventory purchases. The amendment corresponds with the Company's liquidity requirements, which are historically higher in the third and fourth quarters of each fiscal year.

EBITDA represents the sum of loss before income tax provision (benefit), net recourse interest expense, depreciation and amortization and one-time non-cash charges. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

The following presentation represents the Company's computation of EBITDA (in thousands):

                                                            Nine Months Ended
                                                              September 30,
                                                        -----------  -----------
                                                            1998        1999
                                                        -----------  -----------
Loss before income tax provision (benefit)..............   ($5,763)     ($5,066)
Net recourse interest expense...........................    11,536       11,664
Non-cash compensation related to stock options..........     1,740        1,405
Depreciation and amortization...........................     9,932        9,452
                                                        -----------  -----------
     EBITDA.............................................   $17,445      $17,455
                                                        ===========  ===========

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

In order to attempt to identify and remediate any material Year 2000 issues that may affect the Company, the Company has formed a Year 2000 Readiness Team led by the Vice Presidents of its operating divisions and supported by appropriate contracts and technical resources throughout the Company. The Readiness Team's plan addresses internal systems and processes, critical suppliers and customers. A Year 2000 analysis of the Company's core software and hardware systems is underway, focusing on the most critical systems first. This process includes the following steps: inventory, classification of criticality, assessment of compliance, remediation and testing. This process is complete for the Company's critical systems. The Company estimates that this effort is approximately 95% complete for its non-critical systems. The expected completion date for the remaining non-critical systems is November 30, 1999. All of the Company's core administrative systems, including payroll, human resources, operations and finance, are commercial off-the-shelf products that are Year 2000 compliant. Although the Company has completed assessments of core administrative systems and assets with embedded systems, assessments will be ongoing in order to make sure new assets and systems are compliant.

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

Costs to Address the Company's Year 2000 Issues: The Company is incurring internal staff costs as well as certain consulting expenses and product costs to examine and address its Year 2000 readiness. The Company estimates that it will incur approximately $900,000 to remediate any material Year 2000 issues, of which approximately $775,000 has been incurred through September 30, 1999. Management does not believe that future project costs will have a material adverse effect on the Company's business or results of operations. Maintenance, modification costs and software purchased with the express purpose of fixing the Year 2000 issue will be expensed as incurred in accordance with the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000". Network components that may have Year 2000 compliance issues such as workstations, printers and network components are being systematically repaired or replaced as part of the normal information technology infrastructure replacement strategy. The annual expenditures for these components are not significantly above levels that the Company has historically incurred in the normal course of business. The Company's Year 2000 program is an ongoing effort and the estimated costs and completion dates set forth herein are subject to change. The Company cannot assure that these estimates will prove accurate. Specific factors that could cause material differences include, but are not limited to, the availability and cost of personnel skilled in Year 2000 remediation, the ability to identify, assess, remediate and test all relevant computer codes, third party remediation plans and similar uncertainties.

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

The Company continues to receive requests for certifications, representations or other commentary regarding Year 2000 issues from its customers. In some cases, such requests have resulted in contract modifications regarding statements about the Year 2000 compliance of the products delivered by the Company. In addition, the Federal Acquisition Regulations requires that each contract entered into with the Government after October 21, 1997 incorporate by reference a provision of the Federal Acquisition Regulations which requires that all information technology acquired by Government agencies be Year 2000 compliant. There can be no assurance that the Company will not be adversely affected if its customers enforced Year 2000 requirements contained in the
Company's prime contracts, whether through incorporation of the Federal Acquisition Regulations or otherwise, which are found to be inconsistent with the Company's suppliers' commitments with respect to Year 2000 compliance or warranty or which are related to products delivered, or services performed, solely by the Company.

Contingency Plans: The Company is finalizing appropriate contingency plans for items which are deemed likely to have a significant impact on the Company's business operations, if not Year 2000 compliant. The Company intends to complete such contingency plans by November 30, 1999. Management believes it is expending appropriate efforts in addressing the Year 2000 issue so that the Company's business operations will not be significantly disrupted. However, there can be no assurance that the Company will not incur Year 2000 problems relating to its efforts or those involving its customers or suppliers or that the costs of such efforts will not be greater than currently estimated. Contingency plans are also being created to cover the failure of significant third party service providers where feasible. Plans are in place to verify that all critical systems are functioning properly during the weekend of January 1, 2000.

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

Part II.  Other Information

Item 6 (a).  Exhibits.

4.15    Amendment to the Senior Credit Facility.

21.1    Subsidiaries of Federal Data Corporation.

27      Financial Data Schedule.

Item 6 (b).  Reports on Form 8-K.

             None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   FEDERAL DATA CORPORATION

                                                    /s/ James M. Dean
                                               By:
                                                   -------------------------
                                                     James M. Dean
                                                     Vice President and
                                                       Chief Financial Officer

                                                     Date: November 12, 1999