Form 10-K405
period 1999-12-31
FEDERAL DATA CORP
filed 2000-03-30
CIK 1046650

 QUICKLINKS- - Click here to navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K 405

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1999

FEDERAL DATA CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	333-36447	52-0940566
(State or other jurisdiction of	(Commission File	(I.R.S. Employer Identification
incorporation)	No.)	Number)

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

                   Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 2000 is $317,412. Because Federal Data Corporation is privately held, the aggregate value of such voting stock was computed on the basis of a $27 per share price, the price paid by the Company to purchase treasury stock from a former officer of the Company in December 1999, the time of the most recent common stock transaction.

As of the close of business February 29, 2000, the Registrant had outstanding 2,917,996 shares of Common Stock, par value $.01 per share.

Documents Incorporated By Reference

None

PART I

Item 1. Business.

Federal Data Corporation and its subsidiaries (collectively, the "Company") are major suppliers of information technology to a wide range of customers within the U.S. federal government (the "Government"). The Company has assembled, through internal growth and strategic acquisitions, comprehensive information technology ("IT") services and products capabilities to address the unique needs of its Government customers. Management believes that the Company is strategically positioned to benefit from the current trends in the Government market for information technology and outsourcing of engineering, scientific and other professional services. The Government is among the world's largest purchasers of information technology with estimated total expenditures in the Government's 1999 fiscal year in excess of $33 billion. For the year ended December 31, 1999, the Company's total revenue was $583.8 million, loss before income taxes was $3.3 million, net loss was $4.2 million and EBITDA (as defined herein) was $27.8 million. Contributing to the Company's loss before income taxes for 1999 were non-cash charges totaling $9.1 million including $4.8 million related to amortization of certain intangible assets, $2.8 million related to a write-off of intangible assets associated with acquired contract backlog, and $1.5 million related to the vesting and issuance of stock options. These non-cash charges had a $7.4 million after-tax effect on the net loss. The intangible assets being amortized represent identifiable assets recorded in connection with the Company's acquisitions in 1997 and 1998, including contract backlog, covenants not to compete, work force, trade names and trademarks. The Company recorded $16.5 million of other intangible assets related to the acquired contract backlog which is equal to the present value of the pretax profits projected to be earned as a result of the Company's performance of such acquired contracts. This amount is being amortized over the remaining terms of the acquired contracts in the same manner and at the same time as the Company recognizes the related contract revenues. The value assigned to the other acquired intangible assets is $5.1 million and is being amortized over periods up to three years. Excluding the impact of future acquisitions, the Company expects that its non-cash charge for amortization of other intangible assets will decline in 2000 and thereafter. In 1998, the Company amended and restated its Stock Option Plan for Executives and Key Employees by accelerating the vesting of certain performance based options. In addition, the Company issued stock options in 1999 in accordance with the Company's 1995 merger agreement with FDC Holdings, Inc.  Without regard to any future changes in its Stock Option Plan, the Company expects that it will record non-cash compensation related to this change of approximately $0.2 million in 2000 and none thereafter.

Founded in 1969, the Company serves a diverse and expanding customer base representing over 20 Government agencies including the Department of the Navy, the National Aeronautics and Space Administration ("NASA"), the Federal Aviation Administration ("FAA"), the Department of Veterans Affairs, the Internal Revenue Service ("IRS"), the National Institutes of Health ("NIH") and the Department of State. Management believes that the Company's established reputation and long-standing relationships with Government customers, and the extensive knowledge gained from those relationships, have been critical to the Company's strong record of growth and provide a key competitive advantage in pursuing business opportunities with new and existing customers.

TC Group, L.L.C. d/b/a/ The Carlyle Group ("Carlyle"), a Washington D.C.-based global private merchant bank founded in 1987, through its affiliates became the Company's controlling stockholder in a 1995 recapitalization of the Company. Carlyle and its affiliates currently manage over $6 billion of private equity capital through various funds focused around the world. Carlyle has made over 60 investments in select industries including aerospace, defense, information technology and related services, telecommunications, health care and the Internet.

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

ACQUISITIONS AND REFINANCING

Consistent with its strategy of providing a complete range of information technology offerings to its Government customers, the Company has pursued strategic acquisitions to broaden and strengthen key skill areas. In May 1997, the Company purchased NYMA, Inc. ("NYMA"), a provider of sophisticated engineering and information technology services. NYMA complemented and significantly expanded the Company's core capabilities in the technology and engineering services sector, providing the Company with the ability to bid effectively on new contracts with a higher component of technical services requirements. In June 1997, the Company acquired Sylvest Management Systems Corporation ("Sylvest"), a value-added reseller of commercial off-the-shelf ("COTS") hardware, software and technical services supporting open systems architectures within the Government marketplace. Through the Sylvest acquisition, the Company has become a leading value-added direct marketing organization of COTS hardware and software to the Government and has substantially expanded the number of customers to which it can market its systems integration offerings.

To effect the acquisitions of NYMA and Sylvest and to secure the availability of additional capital for future acquisitions, in July 1997, the Company sold $105 million in aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2005 (the "Private Notes") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Private Placement"). The Company used the proceeds of the Private Placement to (i) prepay $11.7 million of indebtedness incurred in connection with the Recapitalization and acquisition of Sylvest, (ii) repay all amounts (approximately $80.4 million) of long-term debt owing under the prior senior credit facility, (iii) pay $7.0 million in fees and expenses associated with the Private Placement and the new senior secured revolving credit facility (the "New Senior Credit Facility") and (iv) generate $5.9 million in additional cash for working capital purposes. None of the proceeds of the Private Placement are remaining. In addition, the Company terminated the prior senior credit facility and executed the New Senior Credit Facility, which provides revolving borrowing availability up to $75.0 million, subject to a borrowing base limitation. In December 1997, the Company completed an offer to exchange $1,000 principal amount of its 10 1/8% Senior Subordinated Notes Due 2005 (the "Exchange Notes") for each $1,000 principal amount of its outstanding Private Notes (the "Exchange Offer"), which exchange was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4. As a result of such Exchange Offer, the Company issued $105 million in aggregate principal amount Exchange Notes in exchange for all of the issued and outstanding Private Notes.

The Company has continued its strategy of expanding its core customer base and strengthening its capability to service existing customers through acquisitions in 1998. In February 1998, the Company acquired R.O.W. Sciences, Inc. ("R.O.W."), a provider of information technology and health science research services. The acquisition of R.O.W. expanded and strengthened the Company's already substantial presence at the NIH and also broadened the Company's ability to offer professional services and information technology solutions to federal and commercial health science research organizations. In February 1998, the Company also acquired Telos Information Systems ("TIS"), a division of the Telos Corporation. TIS provides information technology and engineering services principally to NASA and the Jet Propulsion Laboratory ("JPL"). TIS expands the Company's Pasadena, California operations making it one of the leading information technology contractors at JPL and provides additional capability to service NASA, one of the Company's long-standing customers. In March 1998, the Company purchased Technical and Management Assistance, Inc. ("TMA"), a provider of software development services to Lockheed Martin Corporation, Computer Sciences Corporation, and the FAA. TMA specializes in air traffic control software and complements the Company's FAA business base.

The acquisitions have significantly enhanced the Company's presence in the Government marketplace. Management believes the information technology industry, particularly the portion serving Government customers, has and will continue to consolidate, resulting in additional opportunities for the Company to make attractive acquisitions that complement or expand its core capabilities.

INDUSTRY OVERVIEW

According to Federal Sources, Inc., ("Federal Sources") an independent market research firm specializing in the federal information technology market, the Government is the world's largest single buyer of information technology services and products. Federal Sources estimated fiscal 1999 Government spending specifically designated for information technology to have been in excess of $33 billion. Despite continual budget pressures, Government outlays for third-party technology services and outsourcing have increased steadily as the Government has sought to control its spending and gain the efficiencies and flexibility experienced by commercial purchasers of these services. The General Services Administration ("GSA") anticipates a continuation of this trend toward increased Government use of outside information technology providers and estimates that the majority of all Government agencies operating in-house data systems may eventually outsource information technology services to the private sector at a significant cost savings. The current legislative and regulatory environment has supported and been successful with initiatives in the Government information technology sector to change procurement practices and become more like the private sector. Several statutory and regulatory changes have brought about a significant transition in Government procurement practices, dramatically increasing the number of procurement "vehicles" available to Government customers and generally reducing the lead time required to buy information technology services and products. The use of these vehicles, whether indefinite delivery, indefinite quantity ("IDIQ") contracts awarded to multiple contractors or teams of contractors, or established GSA Schedules and multiple-agency contracts ("MAC"), allows the Government to address an increasing portion of its information technology needs through relatively inexpensive, open architecture systems based on COTS hardware and software. This trend toward commercialization of Government procurements will continue to change the marketplace enabling the mission critical operations of the Government to be met in a timely and efficient manner. See "--Government Contracts."

BUSINESS AND GROWTH STRATEGY

The Company's goal is to be a leading one-stop information technology solutions supplier, providing high-quality services and products that meet the complete needs of its Government customer base. The Company's strategies to meet this objective are the following:

- CREATE COMPREHENSIVE SKILL AND PRODUCT BASE.  The Company seeks to continuously add new information technology capabilities and strategically expand existing business areas to meet the changing information technology needs and buying patterns of its Government customers. By expanding its extensive technical skill base and ability to supply a broad and diverse set of COTS hardware and software, the Company can provide its customers with the widest possible range of cost effective solutions and engender a high level of customer satisfaction. Management believes that such capabilities, together with the Company's in-depth knowledge of changing Government procurement practices, should continue to create new opportunities for the Company.

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

- PURSUE STRATEGIC ACQUISITIONS.  The Company seeks to continue expanding the breadth and quality of the information technology services and products it offers. The acquisitions have added important complementary skills to the Company's information technology capabilities and vertical customer expertise. Management expects to continue to pursue strategic acquisitions, which it believes can contribute significantly to the Company's future business growth.

- MAXIMIZE FLEXIBILITY OF GOVERNMENT CUSTOMERS.  A key component of the Company's success has been its ability to quickly adapt to the rapidly evolving Government procurement process. The Company continually pursues means of maximizing its customers' flexibility in acquiring a range of services and products with competitive prices and minimal bureaucratic delay by selecting the best methods available in the current, more streamlined procurement climate.

- CAPITALIZE ON OUTSOURCING OPPORTUNITIES.  The Company seeks to pursue new opportunities created by changes in the Government information technology industry. In particular, although the Government has frequently hired service providers to fill specific roles in the past, the Government is increasingly considering opportunities to outsource entire functions to private industry. As part of this strategy, the Company intends to leverage its customer relationships, technical skills and access to COTS hardware and software in pursuing emerging opportunities in the outsourcing of certain Government information technology functions.

SERVICES AND PRODUCTS

The Company focuses on providing a comprehensive array of high technology professional services in combination with hardware and software products from a variety of manufacturers. Although the Company is engaged in a single business activity, it delivers these services and products to its Government customers through two operating units as described below. For financial reporting purposes, these operating units have been aggregated. See Notes 1 and 3 to the consolidated financial statements. The Services & Solutions Group focuses primarily on providing sophisticated technical, scientific and engineering services to enhance IT performance and productivity, and integrates diverse hardware and software components into a single turnkey system, usually selling COTS hardware and software products as an element of the integrated solution. The Systems & Technology Group is a leading value-added direct marketing organization of hardware, software and related services to the Government.

SERVICES & SOLUTIONS GROUP

The Company has developed, both internally and through acquisition, a comprehensive array of high technology professional services and solutions which it offers in combination with premium COTS hardware and software products from a variety of leading original equipment manufacturers ("OEMs"). The Company's service offerings range from complex systems integration projects to software development and networking solutions. Management believes that the Company's broad range of capabilities strengthens its position as a preferred provider by allowing the Company to support a wide array of its customer's IT requirements. Historically, the Company has delivered the majority of its services as part of large IT contracts, or programs, where it was the sole prime contractor. These programs involve not only delivering the Company's technical capabilities but also coordinating the efforts of subcontractors and vendors of COTS hardware and software. As a result, the Company has developed effective practices that ensure its ability to routinely deliver large-scale projects efficiently and with results that exceed its customers' expectations. This methodology contributes significantly to the Company's quality and consistency of performance and has resulted in the Company's receiving a high percentage of repeat business. In addition, the Company believes that the management experience, technical skills, and customer relationships gained through these long-term projects contribute to the Company's success across all of its service areas.

In conjunction with its services and solutions, the Company also sells COTS hardware and software from leading manufacturers. An integral part of management's strategy has been to focus on the sale of non-commodity products, such as networking equipment, that require a high level of expertise to configure and implement. As a result, the vast majority of the Company's product sales are made as part of an agency marketing strategy that involves a major component of associated services revenue. The Company's core competencies can generally be categorized into the following groups: complex systems engineering and integration, software engineering, technical consulting, data mining/warehousing, Microsoft consulting, electronic commerce, web-based development, information security, technology training, financial systems implementation, outsourcing and seat management, engineering services and health and biomedical systems.

COMPLEX SYSTEMS ENGINEERING AND INTEGRATION.  Systems integration refers to the assimilation of diverse information technology services and products , frequently including the combination of existing custom systems with COTS hardware and software into a single turnkey system. The Company provides large-scale, tailored solutions to its customers, generally including design, construction, and implementation, as well as the sale of any COTS hardware and software required for completion. In addition, these projects are characterized by complex features such as multi-year systems life, multiple vendors, technical complexity, the application and integration of leading-edge technology, and the selection and management of subcontractors and teaming partners with specific expertise. When no COTS solution or product exists, the Company also develops custom software applications to provide a total compliant solution. Over the past 30 years, the Company has completed contracts that have ranged from national defense programs to administrative, payroll, and inventory control functions of various Government departments and agencies. The Company's history and experience with legacy systems, including traditional mainframe systems, are particularly advantageous in integrating newer client/server architecture into existing environments.

SOFTWARE ENGINEERING.  The Company develops software under various contracts that support management information systems, air traffic control systems, grants management systems, and scientific data processing systems. The Company's experience includes a variety of platforms, languages, and operating environments. The Company has an SEI level II rating on several of its development projects and has achieved an SEI level III rating in one of the sectors of the Services & Solutions Group. SEI level II or III are frequently required in Government proposals and allow the Company to bid on contracts with more limited competition. Management believes that SEI level III development skills are in high demand and will contribute meaningfully to the Company's growth in the future.

TECHNICAL CONSULTING.  The Company provides a wide array of technical consulting services and solutions designed to help its customers utilize information technology to leverage resources more efficiently. The Company actively develops and directly markets these solutions, which combine the Company's core technology competencies with appropriate COTS products from various vendors to create effective, customized solutions for its customers. These "packaged" solutions are focused on addressing several high-demand market segments: data mining/warehousing, Microsoft consulting, electronic commerce, Web-based development, information security, financial systems implementation, and technology training. While these services are often employed in the Company's major systems integration programs, they are also increasingly promoted on a stand-alone basis to customers through Government wide acquisition contracts ("GWAC") and IDIQ contracts. Management believes that the Company's competencies in these areas are important to the sale of its other services and products.

DATA MINING/WAREHOUSING.  Data mining and data warehousing enable organizations to extract knowledge regarding mission-critical needs and answer core business questions that otherwise would have remained obscured in voluminous data. The Company provides a comprehensive set of data mining/warehousing consulting services including the identification of appropriate business objectives, data preparation, building specialized data repositories, statistical analysis, model training, and extracted knowledge reporting. These services are often part of a system solution that provides knowledge extraction on an ongoing basis. The Company is currently receiving extremely high demand for data mining/warehousing services, and management believes that the Company's growth in this area will be significant.

MICROSOFT CONSULTING.  In 1998, the Company was selected as a Microsoft "Alliance Partner," Microsoft's highest level business relationship, to provide Government customers with comprehensive solutions and consulting in the areas of messaging/collaboration, electronic commerce, network and intranet integration, and systems accessibility. Consistent with the Company's strategy of partnering with leading IT suppliers, this alliance provides business referrals, exchange of technical expertise, joint marketing, and market recognition from being associated with the leading software company in the world.

ELECTRONIC COMMERCE.  Electronic commerce includes many forms of online purchasing, information exchange, transaction processing, and product support. The Company provides a wide variety of related services including Internet and intranet consulting, web page development, hosting and maintenance, integrating electronic catalogs with legacy systems, transaction engine support, and online report viewing and is a recognized expert in electronic data interchange ("EDI") applications. Networking and other new tools and technologies have created a wide variety of applications for electronic commerce and thus, a high demand for these related services. Management believes that the Company's electronic commerce expertise positions the Company to take advantage of the forecasted post-year 2000 surge of spending on "e-Government" initiatives.

WEB-BASED DEVELOPMENT.  Web-enabled applications and tools can dramatically reduce the costs of internal and external communication. The Company specializes in web-enabling legacy systems, assessing enterprise web potential, designing web-based applications, and building web infrastructures to achieve these efficiencies for customers.

INFORMATION SECURITY.  The Company advises customers on the management and technical disciplines necessary to implement effective information security measures. The Company assesses customers' security requirements, recommends the best solutions available, and implements those solutions. Management believes that information security is rapidly becoming a significant IT issue and a substantial business opportunity in the post-year 2000 era.

TECHNOLOGY TRAINING.  With over 15 years of experience, the Company is a premier provider of technical and end-user training. In 1999, the Company trained over 19,000 students in over 9,000 educational sessions. Many of the training sessions were conducted using the Company's student focused WorkSmart training methodology, which was developed in 1999. Throughout the Company's history, the total number of training sessions now exceeds 43,100. The Company provides training in a wide variety of IT areas and is a Microsoft Authorized Technical Education Center. Training is provided to Government and private sector customers and the Company personnel. Management believes that these training services play a meaningful role in retaining customers and key Company personnel.

FINANCIAL SYSTEMS IMPLEMENTATION.  Through the expertise of the Company's accounting and technology professionals, the Company designs and deploys accounting and business management systems for the commercial marketplace and for not-for-profit customers. Together with its alliance partner, the Company has experience with more than 250 not-for-profit customers and has a high degree of expertise with Navision Financials, a software product for mid-sized organizations.

OUTSOURCING AND SEAT MANAGEMENT.  The Company provides asset management, infrastructure management, user support, and other services and products to customers on the basis of a per user, or "seat," fee. As a prime contractor, the Company has partnered with over 30 leading service and product providers to subcontract certain functions such as help desk support and asset management. Currently, the Company is one of only three companies that won both of the major Government desktop outsourcing prime contracts awarded to date, GSA Seat Management ("SEAT") and Outsourcing Desktop Initiative for NASA ("ODIN"). In 1999, the Company won its first SEAT task order, a $12 million contract over 10 years to manage 220 initial users, or "seats," for the Wright Patterson Air Force Base ("WPAFB"). After this pilot program is implemented, the Company has the potential to add as many as 24,000 seats under the WPAFB contract. Management believes that outsourcing represents a substantial growth opportunity for the Company and expects that outsourcing will eventually be extended to almost every aspect of Government IT. Federal Sources projects that the Government desktop outsourcing market will grow from $140 million in 1999 to over $4 billion in 2003.

ENGINEERING SERVICES.  In conjunction with its core IT competencies, the Company has gained specialized expertise in engineering services that are targeted to meet the most sophisticated technical requirements of specific "vertical" government markets such as aerospace and transportation. The Company has enhanced its reputation for sophisticated technical capabilities by providing the highest quality engineering services in aeromechanics, aerospace technology, space experimentation, structures, materials, instrumentation, and aeronautics. The Company is currently ISO 9001 certified at the NASA Glenn Research Center and the NASA Langley Research Center and is working toward certification at the Kennedy Space Center and JPL. Under contract to NASA, the Company has developed experiments and instruments that have flown on over 60 space shuttle missions.

HEALTH AND BIOMEDICAL SYSTEMS.  The Company is also a leader in providing health and biomedical related services that combine scientific expertise and state-of-the-art computer and communications capabilities to support NIH, Food and Drug Administration ("FDA"), and various other health related agencies. The Company's offerings in this area include research and services for health communications, education, and analysis for both public and private sector customers as well as outsourcing and laboratory services in support of biomedical research. Management believes these services are a critical differentiator in winning new IT contracts by increasing the Company's understanding of customer IT requirements, enhancing the Company's credibility with customers, and allowing the Company to identify potential IT requirements prior to public announcement.

SYSTEMS & TECHNOLOGY GROUP

The Company is a leading value-added direct marketing organization of hardware, software and related services to the Government. Consistent with the Company's strategy of offering solutions based on open computing architectures, the Company has focused its reselling activities on workstations, servers, enterprise networking hardware and related peripherals and software. Along with providing a broad range of top quality products through supplier and teaming relationships with hardware and software OEMs, the Company makes its technical personnel available to provide its customers with customized "value-added" technical support services. Information technology product sales have been a core business for the Company and have provided it with the marketing platform to become a major open systems solutions provider in the Government marketplace.

The Systems & Technology Group employs approximately 100 sales, marketing, business development and contract representatives and approximately 50 technical personnel, each of whom has been recruited based on his or her extensive knowledge of a particular customer group, particular products sold by the Company, or both. The sales force's extensive training in various Government procurement rules allows them to guide customers to the most efficient acquisition vehicle for the Company's products, whether that vehicle is an agency-specific IDIQ contract, a MAC, GWAC or a GSA Schedule. See "--Government Contracts." These representatives maintain regular contact and working relationships with a set of vendors and existing or potential customers.

The Company's product reselling activities add value for both IT manufacturers and Government customers. Manufacturers gain access to the Company's sales force and its experience in the Government procurement and sales process, including capabilities and experience in electronic commerce, order entry and invoicing. Customers benefit from the Company's technical knowledge of available products and vendors, and also from the Company's procurement expertise, which helps them select the optimal procurement vehicle to meet their needs. The Company's procurement personnel also make it easier for Government customers to place orders and configure and set-up new systems. Management believes that the new contract vehicles resulting from Government procurement reform (see "--Government Contracts") has enhanced the Company's opportunities to provide value-added services to both suppliers and customers by allowing the Company to demonstrate how these vehicles can be used by suppliers to sell more products and by customers to buy more services and products.

The Company is one of the leading providers of networking and storage design, implementation, and support services and associated products to the Government market. The Company has established preferred partnerships with leading IT suppliers such as Cisco Systems Inc., Cabletron Systems Inc., FORE Systems Inc., and EMC Corporation. These companies rely on the Company's technical capabilities and ability to access Government contracts and customers and navigate the Government procurement process. The Company's network engineers have experience in virtually all networking technologies and environments, and the Company has made substantial investments to maintain the highest degree of technical competency and certifications with all of its products. As a result, the Company has developed preferred referral and pricing relationships with the majority of its suppliers. Representative of this commitment, the Company is the only Cisco Gold-Certified partner, Cisco's highest certification level, dedicated exclusively to the Government market.  According to Federal Sources, enterprise networking and storage solutions are expected to increase over 20% annually from 1999 through 2003, thus making networking solutions among the fastest-growing segments of the Government IT market. Management believes the Company's superior technical competencies, direct sales force, and strategic partnerships will allow the Company to accelerate growth in this attractive market.

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

Listed below are summary descriptions of the Company's major contracts and programs. Although the future status of any contract is uncertain after contract expiration, management believes that certain support and service functions being provided under many of these contracts may be subject to recompetition and rebid upon expiration, either alone or in combination with other services and/or products. However, the Company cannot guarantee with respect to any particular contract to which it is a party, that such contract will be rebid upon expiration or that if any such contract is rebid, that the follow-on contract will be awarded to the Company. For a description of Government contracts, see "--Government Contracts."

DEPARTMENT OF STATE.  The Company provides various technical and hardware and software maintenance services functions in support of the Department of State mainframe processing centers.

DEPARTMENT OF VETERANS AFFAIRS.  This contract forms the basis for information technology solutions for the Department of Veterans Affairs online processing systems in Austin, Texas. The Company provides mainframe hardware, software and services to the Austin Automation Center in support of its mission.

GSA SEAT MANAGEMENT .  SEAT is a multiple-award, fixed-price-per-seat IDIQ contract. This contract provides Government agencies with access to desktop outsourcing that includes the management, operation, and maintenance of desktop technology and its associated network infrastructure as a unified service. This service includes the entire suite of hardware, software, connectivity and support services required to support desktop computing in an administrative, engineering, scientific, or mixed-work environment. In 1999, the Company was awarded a task order under SEAT to provide outsourcing services to the Special Operations Forces, System Program Office at Wright Patterson Air Force Base. The Company is currently conducting a pilot program with an initial 220 seats.

HOST SOFTWARE SUPPORT.  The Company is a subcontractor to Lockheed Martin under a fixed-price labor hour contract and provides software support to the FAA's center in Atlantic City, New Jersey as well as the seven FAA Air Route Traffic Control Centers east of the Mississippi River. The enroute system monitors and directs aircraft while in air space between airports. The Company performs project activities including software engineering and maintenance, systems enhancements, systems programming, and data reduction and analysis.

IMPAC II.  This cost-plus-fixed-fee contract was re-awarded to the Company by NIH in 1999 under a GSA Schedule contract using fixed-price labor hours. Under this contract, the Company maintains and enhances NIH's online grants management system developed by the Company under IMPAC I. The IMPAC system is a large-scale, Oracle-based grant management and financial database, which manages nearly $10 billion in NIH grants annually.

JOINT BASE OPERATIONS AND SUPPORT CONTRACT.  This ten-year contract was awarded to the Company in 1998, as a subcontractor to a joint venture led by Logicon/Northrup Grumman. This contract calls for the Company to supply the initial hardware, software, and long term related services for the management information system required to support a joint base operation for the Kennedy Space Center and Patrick Air Force Base.

MICROGRAVITY SUPPORT CONTRACT.  This contract, awarded to the Company in 1999, calls for the Company to provide activities in the development, fabrication, assembly, test, delivery, and operation of microgravity research facilities and experiment payloads. The Company will design and build the Fluids and Combustion Facility for the International Space Station. The Company will also develop and build hardware and instruments for microgravity flight experiments proposed by principal investigators that will be flown aboard the Space Station, sounding rockets, or the Space Shuttle.

NATIONAL CENTER FOR TOXICOLOGICAL RESEARCH ("NCTR").  This five-year contract was re-awarded to the Company in 1999, and calls for the on-site support of NCTR's research center in Jefferson, Arkansas. Under this contract, the Company provides sophisticated scientific programming support to FDA researchers. The Company has had this contract for five years and the successful recompete represents the first time that the incumbent contractor has ever won the recompetition.

NIH CERTAN CORPORATE COMPUTING SYSTEMS.  Under this IDIQ type contract, the Company provides state-of-the-art hardware, software, supplies, training, maintenance, and professional services for NIH's Center For Information Technology and the Clinical Center's Information Systems Department.

OUTSOURCING DESKTOP INITIATIVE FOR NASA. Under this multiple-award "Master" contract, the Company offers comprehensive desktop computer, server, and intra-center communications services to NASA and NASA contractors. Requirements include the support and technology refreshment of general-purpose workstations and servers; high performance workstations and servers; peripherals; and intra-center communications such as LANs, voice, fax, pagers, audio/video, and cable plant services. The Company also offers standard support services such as hardware and software acquisition, installation, maintenance, shared services, and network access; server system administration; help desk support; and network support and management services. Under this contract, NASA will define the computer and communications capabilities for each job within NASA and purchase a particular bundle of equipment for each seat based on a fixed-price-per-seat. This contract is available to all agencies of the Government and must be used by all NASA centers. Individual awards are competed on a task order basis.

SCIENTIFIC AND ENGINEERING RELATED SERVICES. Under this contract, the Company provides engineering services in the areas of aeromechanics, aerospace technology, space experimentation, structures, materials, instrumentation, aeronautics, and space mission operations at NASA's Langley Research Center.

SERVICE OPERATIONS SUPPORT IV.  This six-year, cost-plus-fixed-fee contract was awarded in 1996 by the William J. Hughes Technical Center of the FAA. Under this contract, the Company performs second-level software maintenance for the FAA's automation-intensive systems, including air traffic control.

TECHNICAL AND APPLICATION PROGRAM SUPPORT.  The Company won a recompete of this nine-year contract in 1999, under which it provides software engineering, systems integration, systems administration, hardware procurement, field installation, and support of various communications systems at JPL.

TRAFFIC FLOW MANAGEMENT INFRASTRUCTURE ("TFMI").  Under this five-year contract, the Company manages the acquisition, development, implementation, and life cycle support of decision support systems that increase the capacity and efficiency of FAA Air Traffic Control and Traffic Flow Management. TFMI was a follow-on to a previously awarded contract under which the Company installed equipment at over 80 FAA facilities.

TREASURY DISTRIBUTION PROCESSING INFRASTRUCTURE ("TDPI").  TDPI is a five-year Blanket Purchase Agreement ("BPA") under which the Company provides high-performance servers, workstations, storage management systems, enterprise networking solutions, peripherals, and software as well as associated training and services. The primary customer for TDPI is the IRS, but other Treasury organizations may also use the contract.

VETERANS BENEFIT ADMINISTRATION ("VBA") MODERNIZATION.  This contract provides for the modernization of the information technology environment in regional offices of the VBA. The Company is providing mid-range computing platforms, LAN servers, and workstations, which, in conjunction with existing mainframes, provide nationwide claims processing infrastructure for the Department of Veterans Affairs.

COMPETITION

In providing a broad range of services and products that address the complete information technology needs of its customers, the Company participates, to varying degrees, in multiple areas of the IT market, including markets for systems engineering, development and integration, networking, and product and component sales. In each area, the Company experiences vigorous competition with firms of varying size and different specializations and skills. The number and size of competitors vary among operating groups and within the individual divisions of each group. Frequently, the number and identity of competitors vary even from program to program within a given business area. While the recent trend toward increased use of GSA and IDIQ contracts has changed some aspects of how companies sell to the Government, the Company has experienced no material change in the overall competitiveness of the federal market. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. Some of these competitors are divisions or subsidiaries of large, diversified companies that have access to the financial resources of their parent companies. In the Systems & Technology Group, the Company competes with certain computer manufacturers (including the Company's suppliers), who occasionally sell directly to the Government market, as well as a substantial number of systems integrators, resellers and distributors.

The Company believes that the principal competitive factors in the Government services market are technical knowledge, sales force expertise, management capability, past contract performance, personnel qualifications and price. During its recent history, the Company has been successful in winning new and repeat contract awards in each of its businesses and in having customers exercise contract option years in its services business, both of which the Company believes are attributable to the strength of its past contract performance, its technical knowledge, and its competitive prices. Further, the Company's senior management team has extensive, industry-specific technical and managerial experience. As a result, the Company believes that it has generally been able to compete successfully on each of the principal competitive factors within each of its business lines.

BACKLOG

The Company's total contract backlog is only a portion of the total contract capacity (i.e., the maximum amount that the Government can purchase under its contracts with the Company) and represents management's estimate of the aggregate revenue that is likely to be earned by the Company over the life of all of its contracts, including option periods. Because many of the Company's contracts are multi-year contracts and contracts with option years, total contract backlog represents revenue expected to be realized over a number of years into the future. In addition, the Government's ability to select multiple winners under IDIQ contracts, as well as its right to limit orders to any particular awardee, mean that there is no assurance that unfunded contract backlog will result in actual orders. The Company's estimated total contract backlog as of December 31, 1999 was approximately $1.6 billion. The Company's estimates of revenue from such contracts are based on the Company's history with such contracts and similar contracts, and management believes such estimates to be reasonable. However, because total contract backlog is based on management's estimate as to the future potential of existing contracts, there can be no assurances that all of such backlog will be recognized as revenue.

Because the Government operates under annual appropriations by Congress, agencies of the Government typically fund contracts on an incremental basis. Accordingly, only a portion of the Company's total contract backlog is "funded." Funded backlog consists of the aggregate dollar portion of contracts currently appropriated by Government customers and allocated to contracts under delivery orders by the purchasing Government agencies or otherwise allocated for payment by customers upon completion of specified work. As of December 31, 1999, the Company's funded contract backlog was approximately $226 million. Funded backlog generally varies depending on procurement and funding cycles and other factors beyond the Company's control. Accordingly, period-to-period comparisons are difficult and not necessarily indicative of any future trends in revenue.

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

The IDIQ contracts historically negotiated by the Company typically specify the prices at which certain services and/or products are to be provided. These contracts have been and continue to be used for large-scale Government purchases of integrated systems that include a significant service or maintenance component, along with the provision of computer hardware and software. These IDIQ contracts are typically awarded to a single bidder or team of bidders chosen through a formal competitive bidding process. The periods of performance for IDIQ contracts typically span a base year and a number of option years. IDIQ contracts do not obligate the Government to purchase goods or services at the levels set out in the request for proposal, and allow the Government to terminate the contract if it is dissatisfied with the contractor's pricing or performance, or simply for convenience. Alternatively, IDIQ vehicles offer both the Government and the contractor flexibility to introduce new services and products as technology changes over the life of the contract.

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

In addition to purchasing from multiple IDIQ contracts, Government agencies may also purchase from GSA Schedules or Macs Historically, the GSA would produce schedules for each agency, after extensive bidding and review processes that would dictate the products, prices and vendors for all purchases by that agency. As a result of recent changes to the rules governing use of GSA Schedules for Government agency purchases of hardware, software and services, GSA Schedules now frequently act as broadly defined IDIQ contracts under which multiple Government agencies may procure hardware, software or related services from contractors authorized to sell under such GSA Schedules without minimum or maximum order limitations. Contractors participating in the GSA Schedule program are eligible to market their products to a broad range of Government customers. The GSA Schedules together with related Blanket Purchasing Agreements, for larger volume purchases at reduced prices, offer Government agencies the advantage of an established contracting infrastructure including staff who are expert in the technologies offered by various vendors, volume driven pricing, access to the latest technology and streamlined purchasing mechanisms.

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

Similar to GSA Schedules, Macs offer multiple agencies the opportunity to procure products from a broad range of vendors. For example, 45 contractors, including the Company, now hold Macs through the NIH's ECS II contract, which is a series of electronic hardware and software catalogs from which any Government agency that elects to participate may order. Macs specify products and prices and are issued by a specific Government agency to multiple contractors.

The evolution of procurement methods has had the effect of making the procurement of information technology in the Government more similar to that in the commercial sector. The new procurement methods allow for more timely purchases of information technology products and for multiple vendors selling the same services and products, resulting in increasing competition for contract orders. Thus, whereas historically a contract award typically assured the winning bidder of a predictable amount of revenue, in the current environment the contractor's post-award sales, marketing, and customer service effectiveness frequently dictate the amount and timing of all revenue to be realized under the contract or schedule. In effect, the new vehicles necessitate two selling cycles: one to win participation as a vendor under the umbrella contract and a second to actually win specific orders after contract award.

SUPPLIERS

The Company maintains strong relationships with all of its key suppliers. These relationships allow the Company to work with these suppliers to fashion joint solutions for its customers. Management believes that the Company provides significant value to its suppliers by allowing them to take advantage of the Company's extensive knowledge of the Government and its procurement regulations. In addition, the Company's sales and marketing capabilities allow its suppliers to access new end-user markets without expanding their marketing functions. The Company currently has relationships with most leading hardware and software suppliers. The Company does not rely on any single supplier of services or products.

SALES AND MARKETING

The Company maintains dedicated resources across its business units that focus on pre-award sales, including identifying and qualifying new contracts for the Company to bid and responding to request for proposals. Pre-award sales are principally handled through group marketing organizations that coordinate the efforts of specialized resources throughout the Company depending on the particular needs of each proposal. These awards include agency-specific IDIQ contracts, GWACs, and BPAs.

After contract award, various post-award sales professionals assume responsibility for servicing and generating revenue under the contracts. In the case of many program-focused, single-award contracts, a post-award sales effort is less important as the quantity and type of services and products to be purchased are largely predetermined. However, an increasing number of contracts are multiple-award, which guarantee no revenue to the Company upon award and require a post-award sales effort to compete for task orders. Because the Company possesses a broad portfolio of contract vehicles, it can typically offer its customers a choice in procurement channels and direct customers to the most advantageous contracts for their needs. The emphasis of the Company's post-award sales efforts is on generating, without preference for the contract vehicle utilized, the highest volume of profitable revenue from its customers.

MAJOR CUSTOMERS

The Government accounted for substantially all the Company's revenue during 1997, 1998 and 1999. The Company has derived and expects to continue to derive substantially all of its revenue from Government contracts. Contracts with the Department of the Navy, NASA and FAA represented approximately 12%, 9% and 7% of 1999 revenue, respectively. Sales utilizing GSA Schedules accounted for approximately 37% of 1999 revenue. The various Government customers exercise independent purchasing decisions, and except for financial reporting purposes, sales to the Government are generally not regarded as constituting sales to one customer. Instead, each contracting entity is considered to be a separate customer.

EMPLOYEES

On December 31, 1999, the Company employed approximately 1,350 persons, 880 of these employees were technical personnel, 160 were marketing/sales personnel, 130 were program/project management personnel, and 180 were other administrative staff. The Company believes that it is competitive in hiring and retaining qualified personnel. None of the Company's employees are covered by collective bargaining agreements with labor unions. The Company considers its relations with its employees to be good and has not experienced any significant labor problems.

Item 2. Facilities.

The Company leases substantially all of the offices and facilities used in connection with its operations. The following table sets forth information relating to the significant facilities leased by the Company. In addition, the Company leases customer support offices near customer facilities in various states.

Location	Purpose	Square Footage	Expiration of Lease(s)

Bethesda, MD	Corporate headquarters, sales & contract support	67,602	December 31, 2004
Greenbelt, MD	Sales & contract support	66,746	December 31, 2004
Rockville, MD	Sales & contract support	57,198	January 7, 2003

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

The Company's common stock is not traded on any established public trading market. As of March 27, 2000, there were 28 holders of record and approximately 22 beneficial owners of the Company's common stock. The majority of the shares of the Company's common stock are owned of record and beneficially by affiliates of TC Group, L.L.C. d/b/a/ The Carlyle Group or the directors and officers of the Company. The Company has not paid or announced a cash dividend on account of its common stock during the two fiscal years preceding December 31, 1999 or during the first quarter of 2000. The Company has no present intention to pay cash dividends on its common stock for the foreseeable future in order to retain all earnings for investment in the Company's business and the repayment of the Company's indebtedness. The Company's Senior Credit Facility and the trust indenture for the Exchange Notes include certain restrictions on the Company's ability to pay cash dividends on the Company's common stock including, without limitation an aggregate limitation on all dividends since July 25, 1997 in excess of 50% of the Company's consolidated net income since the date thereof.

Recent Sales of Unregistered Securities

Since January 1, 1999, the Company has sold and issued the following unregistered securities:

On June 21, 1999, options to purchase 4,675 shares of the Company's common stock were exercised at $2.00 per share.

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

Item 6. Selected Financial Data.

The consolidated statements of operations data set forth below with respect to the years ended December 31, 1995, 1996, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from, and are qualified by reference to, the Company's consolidated financial statements and notes thereto audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto in Items 7 and 8.

	Year Ended December 31,
(In thousands)	1995	1996	1997	1998	1999

Income Statement Data:
Revenue	$129,819	$151,108	$336,306	$520,294	$583,824
Expenses:
Cost of sales and services	107,366	114,248	280,903	449,225	508,965
Selling, general and administrative	20,943	21,366	37,804	48,419	50,568
Goodwill and intangibles	-	-	5,031	12,035	11,827
Interest (a)	3,663	7,564	10,947	16,029	15,721
Total expenses	131,972	143,178	334,685	525,708	587,081

(Loss) income before extraordinary
item and income taxes	(2,153)	7,930	1,621	(5,414)	(3,257)

Income tax (benefit) provision	(3,950)	3,202	1,368	1,282	984
Income (loss) before extraordinary item	1,797	4,728	253	(6,696)	(4,241)
Extraordinary loss from early retirement of debt, net of income tax benefit (b)	-	-	(2,770)	-	-

Net income (loss)	$1,797	$4,728	($2,517)	($6,696)	($4,241)

Operating Data (f):
EBITDA (c)	($847)	$14,082	$18,213	$27,354	$27,822
Net recourse interest expense (d)	40	5,370	9,493	15,469	15,291
Net cash recourse interest expense (e)	40	3,926	8,689	14,520	14,342
Depreciation and amortization	1,266	782	7,099	15,241	14,253
Non-cash stock compensation	-	-	-	2,058	1,535

Balance Sheet Data at End of Period:
Working capital	$11,025	$16,249	$47,566	$55,044	$49,520
Total assets	150,102	83,286	192,966	231,921	226,164
Long-term debt	43,412	50,170	113,359	142,551	131,000
Stockholders' (deficit) equity (g)	(25,962)	(22,826)	1,017	(3,172)	(6,252)

(a) Interest expense includes interest on both recourse and nonrecourse notes payable and obligations under capital leases.

(b) During the year ended December 31, 1997, the Company wrote-off the deferred financing fees related to the Recapitalization and the NYMA and Sylvest acquisition debt that was refinanced in July 1997.

(c) EBITDA represents the sum of (loss) income before extraordinary item and income taxes, net recourse interest expense, depreciation and amortization and one-time non-cash charges. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

(d) Net recourse interest expense is interest expense minus interest expense on nonrecourse notes payable and nonrecourse obligations under capital leases of $2,669, $2,015, $1,161, $235 and $235 and minus interest income on cash balances of $954, $179, $293, $325 and $195 for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

(e) Net cash recourse interest expense is net recourse interest expense minus amortization of deferred financing costs of $817, $804, $949 and $949 for the years ended December 31, 1996, 1997, 1998 and 1999, respectively, and minus interest expense of $627 for the year ended December 31, 1996 on notes that were paid through the issuance of payment in kind notes.

(f) Net cash flows from operating activities was ($2,767), $1,452, $20,907, $15,666 and $20,231 for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively. Net cash flows from investing activities was ($52,841), $49,703, ($58,471), ($37,905) and ($9,378) for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively. Net cash flows from financing activities was $50,327, ($60,275), $42,700, $19,854 and ($10,700) for the years ended December 31, 1995, 1996, 1997, 1998 and 1999, respectively.

(g) Stockholders' (deficit) equity includes the effect of the Recapitalization which included a charge to stockholders' equity of $58.8 million in 1995. In connection with the Recapitalization and the acquisitions of NYMA and Sylvest, Carlyle and management have contributed approximately $43.1 million of cash to the Company. See Notes 2 and 4 to the Company's consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. EXCEPT AS EXPRESSLY INDICATED, THE FOLLOWING DISCUSSION DOES NOT GIVE EFFECT TO THE PRE-ACQUISITION OPERATIONS OF NYMA AND SYLVEST (COLLECTIVELY, THE "1997 ACQUISITIONS"), R.O.W., TIS AND TMA (COLLECTIVELY, THE "1998 ACQUISITIONS") OR INCLUDE PRO FORMA FINANCIAL INFORMATION.

GENERAL

The Company is a major supplier of information technology to a wide range of customers within the Government. The Company has assembled, through internal growth and strategic acquisitions, comprehensive information technology services and product capabilities to address the unique needs of its Government customers.

Prior to December 1, 1995, the majority of the Company's common stock was owned by its employees. On December 1, 1995, the Company effected the Recapitalization wherein FDC Holdings, Inc. ("Holdings") merged with and into the Company with the Company continuing as the surviving corporation. Holdings was a company organized by Carlyle to facilitate the Recapitalization and had no operating activity or history. The merger was accounted for as a recapitalization, which resulted in a charge to stockholders' equity of $58.8 million to reflect the redemption of common stock.

In May 1997, the Company purchased all of the outstanding shares of common stock of NYMA, Inc. ("NYMA") for $34.6 million. The purchase price consisted of $29.6 million in cash of which $1.8 million was paid in 1998 after certain operating objectives related to new business activity were met, and $5.0 million in subordinated notes. The Company financed the acquisition of NYMA through additional borrowing of $28.0 million and the sale of 555,556 shares of the Company's common stock, primarily to existing stockholders, for $15.0 million. A portion of the new borrowings was used to retire existing Company and NYMA indebtedness. NYMA is a provider of high technology engineering and information technology services under contracts with various Government agencies and subcontracts with large Government contractors. In June 1997, the Company purchased all of the outstanding shares of common stock of Sylvest Management Systems Corporation ("Sylvest") for $41.0 million. The purchase price consisted of $33.0 million in cash and subordinated notes of $8.0 million of which $1.0 million was issued in 1998 after certain earnings objectives were met. Subordinated notes of $4.0 million were prepaid in August 1997. The Company financed the acquisition of Sylvest through additional borrowing of $27.4 million and the sale of 444,444 shares of the Company's common stock, primarily to existing stockholders, for $12.0 million. A portion of the new borrowings was used to retire existing Sylvest indebtedness. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace. Of the total fees and expenses related to these transactions, $1.0 million was paid to an affiliate of Carlyle.

In December 1997, the Company sold substantially all of the assets of its wholly-owned subsidiary, DoxSys, Inc. for $7.0 million, of which $2.8 million was recorded in 1998 as a result of DoxSys achieving certain earnings objectives.

In February 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. ("R.O.W.") for $9.7 million. The purchase price consisted of $8.7 million in cash, of which $0.5 million and $0.1 million were paid later in 1998 and 1999, respectively, after certain revenue objectives were met and $1.0 million in subordinated notes. The agreement also provides for additional cash payments up to $0.4 million if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. In February 1998, the Company also purchased all of the assets of Telos Corporation's Telos Information Systems Division ("TIS") for $14.7 million. The entire purchase price was paid in cash. In March 1998, the Company purchased all of the outstanding common stock of Technical and Management Assistance, Inc. ("TMA") for $9.2 million. The purchase price consisted of $8.2 million in cash and $1.0 million in subordinated notes. The Company financed the R.O.W., TIS, and TMA acquisitions through borrowings under its existing revolving line of credit facility. R.O.W. provides services that combine expert knowledge in life and health sciences with state-of-the-art computer based technologies principally to Government agencies. TIS provides engineering and information technology services to JPL and other Government customers. TMA provides information technology services principally to the air traffic management function within the Federal Aviation Administration.

Management believes the continuing consolidation within the information technology industry, particularly among companies serving Government customers, should result in additional opportunities for the Company to make attractive acquisitions. As a result, the Company is continually involved in the investigation and evaluation of potential acquisition candidates. Any such transactions are typically subject to numerous conditions, including due diligence investigations, contract reviews and negotiation of a definitive purchase agreement in addition to availability of existing borrowing capacity. In evaluating acquisition targets, the Company considers, among other things, their competitive market position, management teams, growth potential, technical skills and contract base. As of March 27, 2000, the Company is not a party to any definitive binding acquisition, however at any time the Company may have one or more offers outstanding and may have executed one or more letters of intent. There can be no assurance, however, that any such understandings, letters of intent or discussions will result in any particular transaction being consummated, or that acceptable financing will be available.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

For the year ended December 31, 1999, the Company's total revenue was $583.8 million, loss before income taxes was $3.3 million, net loss was $4.2 million and EBITDA (as defined herein) was $27.8 million. Contributing to the Company's loss before income taxes for 1999 were non-cash charges totaling $9.1 million including $4.8 million related to amortization of certain intangible assets, $2.8 million related to a write-off of intangible assets associated with acquired contract backlog, and $1.5 million related to the vesting and issuance of stock options. These non-cash charges had a $6.6 million after-tax effect on the net loss. The intangible assets being amortized represent identifiable assets recorded in connection with the Company's acquisitions in 1997 and 1998, including contract backlog, covenants not to compete, work force, trade names and trademarks. The Company recorded $16.5 million of other intangible assets related to the acquired contract backlog which is equal to the present value of the pretax profits projected to be earned as a result of the Company's performance of such acquired contracts. This amount is being amortized over the remaining terms of the acquired contracts in the same manner and at the same time as the Company recognizes the related contract revenues. The value assigned to the other acquired intangible assets is $5.1 million and is being amortized over periods up to three years. Excluding the impact of future acquisitions, the Company expects that its non-cash charge for amortization of other intangible assets will decline in 2000 and thereafter. In 1998, the Company amended and restated its Stock Option Plan for Executives and Key Employees by accelerating the vesting of certain performance based options. In addition, the Company issued stock options in 1999 in accordance with the Company's 1995 merger agreement with FDC Holdings, Inc. Without regard to any future changes in its Stock Option Plan, the Company expects that it will record non-cash compensation related to this change of approximately $0.2 million in 2000 and none thereafter.

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue:

	Year Ended December 31,
	1997	1998	1999
Revenue
Product sales	62.8%	65.7%	70.3%
Professional and support services	35.7	33.4	29.5
Interest and other	1.5	0.9	0.2

Total revenue	100.0	100.0	100.0

Expenses
Cost of sales and services	83.5	86.3	87.2
Selling, general and administrative	11.2	9.3	8.7
Goodwill and intangibles	1.5	2.3	2.0
Interest	3.3	3.1	2.7

Total expenses	99.5	101.0	100.6

Income (loss) before extraordinary item and
income taxes	0.5%	-1.0%	-0.6%

REVENUE

Revenue for the year ended December 31, 1999 was $583.8 million, up $63.5 million or 12% over 1998. The 1998 Acquisitions accounted for $9.7 million of the increase in revenue over 1998. Revenue from product sales was $410.5 million, up $68.9 million or 20% over 1998. The increase in revenue from product sales is primarily due to increased volume as a result of repeat customer business, partner referrals, outbound solicitation and electronic commerce. Revenue from professional and support services was $172.2 million, down $1.6 million from 1998. Excluding the effect of the 1998 Acquisitions, professional and support services revenue was down $11.3 million or 7% from 1998. This reduction in professional and support services revenue was primarily due to the expiration of existing contracts. The largest contract that expired during the year ended December 31, 1998 was a contract awarded to NYMA in 1993 under section 8(a) of the Small Business Act, which is intended to foster growth of small businesses owned and controlled by socially and economically disadvantaged individuals. After the acquisition of NYMA by the Company in May 1997, NYMA's continued participation as a prime contractor required a waiver from the Administrator of the Small Business Administration which was not received. The reduction in professional and support services revenue was partially offset by professional and support services revenue of $9.7 million related to the 1998 Acquisitions and revenue from recently awarded professional and support services contracts.

COST OF SALES AND SERVICES

Cost of sales and services for the year ended December 31, 1999 was $509.0 million, up $59.7 million or 13% over 1998. The 1998 Acquisitions accounted for $8.1 million of the increase in cost of sales and services over 1998. Cost of sales and services for the year ended December 31, 1999 was 87% of product sales and professional and support services revenue which was not significantly different in 1998. Cost of sales and services and margin analysis do not reflect the amortization of the present value of contract profits acquired through the 1997 and 1998 Acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the year ended December 31, 1999 was $50.6 million, up $2.1 million or 4% over 1998. The 1998 Acquisitions accounted for $0.8 million of the increase in selling, general and administrative expense over 1998. During the year ended December 31, 1998, the Company modified its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. During the year ended December 31, 1999, the Company issued stock options in accordance with the Company's 1995 merger agreement with FDC Holdings, Inc.  Accordingly, the Company recorded non-cash compensation of $2.1 million and $1.5 million during the years ended December 31, 1998 and 1999, respectively, and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Excluding the effect of the 1998 Acquisitions and the non-cash compensation, selling, general and administrative expense for the year ended December 31, 1999 was 8% of revenue, which was not significantly different from 1998.

AMORTIZATION OF GOODWILL AND INTANGIBLES

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $65.0 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. In 1999, the Company expensed $2.8 million of intangible assets related to acquired contract backlog recorded in connection with certain acquisitions. This write-off was based on an analysis of the current net book value of these intangibles and the remaining estimated present value of the contract profits relating to the acquisitions. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.1 million acquired in acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangibles for the year ended December 31, 1999 was $11.8 million, down $0.2 million, or 2% from 1998, primarily due to the amortization of the value of trade names and trademarks which was fully amortized by March 31, 1999, which was partially offset by the write-off of intangible assets related to acquired contract backlog.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1999 was $15.7 million, down $0.3 million, or 2% from 1998, due to reduced level of borrowings under the revolving line of credit.

INCOME TAXES

The effective tax provision rate for the year ended December 31, 1999 was 30% as compared with 24% for 1998 due principally to an increased amount of non-deductible goodwill and intangible assets. The 1999 tax provision resulted from the effect of the taxable loss incurred during the year, offset by the non-deductibility of the amortization of goodwill and the value assigned to other identified intangibles associated with the acquisitions of NYMA and R.O.W. and the non-cash compensation related to stock options.

NET LOSS

Net loss for the year ended December 31, 1999 was $4.2 million, a $2.5 million decrease from the net loss of $6.7 million recorded in 1998 based on the factors discussed above.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

REVENUE

Revenue for the year ended December 31, 1998 was $520.3 million, up $184.0 million or 55% over 1997. Revenue from product sales was $341.6 million, up $130.5 million or 62% over 1997. The 1997 and 1998 Acquisitions accounted for $79.9 million of the increase in product sales revenue over 1997. The remaining increase in revenue from product sales is principally due to the strong performance from the Company's sale of COTS products. Revenue from professional and support services was $173.8 million, up $53.7 million or 45% over 1997. The 1997 and 1998 Acquisitions accounted for $85.7 million of the increase in professional and support services revenue over 1997. This increase in professional and support services revenue was offset by reductions in professional and support services revenue due to the expiration of existing contracts. The largest contract that expired during 1998 was a contract awarded to NYMA in 1993 under section 8(a) of the Small Business Act, which is intended to foster growth of small businesses owned and controlled by socially and economically disadvantaged individuals. After the acquisition of NYMA by the Company, NYMA's continued participation as a prime contractor required a waiver from the Administrator of the Small Business Administration which was not received.

COST OF SALES AND SERVICES

Cost of sales and services for the year ended December 31, 1998 was $449.2 million, up $168.3 million or 60% over 1997. The 1997 and 1998 Acquisitions accounted for $146.4 million of the increase in cost of sales and services over 1997. Cost of sales and services in 1998 was 87% compared with 85% of sales and services revenue for 1997. Cost of sales and services and margin analysis do not reflect the amortization of the present value of contract profits acquired through the 1997 and 1998 Acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the year ended December 31, 1998 was $48.4 million, up $10.6 million or 28% over 1997. The 1997 and 1998 Acquisitions accounted for a $12.1 million increase in selling, general and administrative expense over 1997. In 1998, the Company amended and restated its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. Accordingly, the Company recorded non-cash compensation of $2.1 million and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. Excluding the effect of the 1997 and 1998 Acquisitions and the non-cash compensation, selling, general and administrative expense for the year ended December 31, 1998 decreased $3.6 million from the comparable period of 1997 primarily due to reductions associated with the expiration of existing contracts. Excluding the effect of the 1997 and 1998 Acquisitions and the non-cash compensation, selling, general and administrative expense for the year ended December 31, 1998 was 10% of revenue compared with 15% in 1997. This decrease in selling, general and administrative expense as a percent of revenue was due primarily to economies of scale achieved during the period.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS

The excess of the cost of the 1997 and 1998 Acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $64.9 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in the 1997 and 1998 Acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.1 million acquired in the 1997 and 1998 Acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangible assets for the year ended December 31, 1998 was $12.0 million, up $7.0 million, or 139% over 1997.

INTEREST EXPENSE

Interest expense for the year ended December 31, 1998 was $16.0 million, up $5.1 million, or 46% over the comparable period of 1997. Recourse interest expense increased $6.0 million for the year ended December 31, 1998 over 1997 primarily due to increased recourse debt used to partially finance the 1997 and 1998 Acquisitions. Interest expense on nonrecourse debt declined $0.9 million for the year ended December 31, 1998 from 1997 due to a reduced average level of capital leases outstanding.

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

NET LOSS

Net loss for the year ended December 31, 1998 was $6.7 million, a $4.2 million increase from the net loss of $2.5 million recorded in 1997 based on the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity is cash provided by operations. The Company's liquidity requirements vary seasonally with revenue, which is generally higher in the third and fourth quarters of each year. Historically, cash flow from the collection of accounts receivable from the Government has been predictable and dependable. Cash and cash equivalents were $4.1 million at December 31, 1999, a $0.2 million increase from December 31, 1998 as a result of net cash flow from operating activities of $20.2 million, being partially offset by net cash flow used in financing activities of $9.4 million and net cash flow used in investing activities of $10.7 million. Net cash flow from operating activities was primarily due to increases in accounts payable and other liabilities of $12.2 million, sales-type lease activity of $6.1 million, depreciation and amortization of $15.2 million and non-cash compensation of $1.5 million which was partially offset by the net loss of $4.2 million and increase in inventory of $5.1 million. Net cash used in investing activities amounted to $9.4 million for 1999, primarily as a result of purchases of equipment for sales-type leases and property and equipment totaling $9.7 million. Net cash flow used in financing activities was $10.7 million for 1999 primarily as a result of net repayments of $8.0 million under the revolving line of credit.

As of December 31, 1999, the Company had outstanding recourse debt of $133.0 million, which includes $105.0 million of Senior Subordinated Notes. The Company may from time to time consider purchasing all or any portion of the outstanding Senior Subordinated Notes in the open market if market conditions are appropriate and if excess cash is available to make such a purchase. However, the Company may decide to continue to apply any excess cash balances towards the prepayment of bank debt as it has to date or to use such excess cash for other purposes such as acquisitions, capital expenditures or working capital needs. In order to purchase the Senior Subordinated Notes in the open market, the Company would need approval under its Senior Credit Facility. The total recourse debt excludes $1.7 million of nonrecourse obligations under capital leases, which the Company recorded in connection with the financing of certain equipment sales and leases.

The Company's Senior Credit Facility and the trust indenture with respect to the Exchange Notes includes certain restrictions as to the Company's ability, among other things, to acquire or dispose of assets, to pay dividends and to incur additional indebtedness. In addition, the Company is required to maintain a minimum net worth and certain operating ratios, including, among others, interest and leverage coverage. Such requirements could limit the Company's ability to incur debt and could thereby limit the Company's liquidity and ability to make certain acquisitions. All of the Company's assets not otherwise pledged are utilized as collateral under the Company's Senior Credit Facility. The Senior Credit Facility also provides for a maximum availability based upon a borrowing base comprised of 85% of Eligible Receivables and 60% of Eligible Inventory (as defined in the Senior Credit Facility), up to a maximum availability of $75.0 million. At March 24, 2000 there were borrowings of $34.0 million outstanding under the revolving line of credit. The Senior Credit Facility bears interest at either (a) 1.25% plus the highest of the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate (3.99% at December 31, 1999) or the prime lending rate (8.50% at December 31, 1999) or (b) 2.25% plus the eurodollar rate (6.50% at December 31, 1999).  At March 24, 2000, the Company had $28.7 million available under the Senior Credit Facility.

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

In March 2000, the Company amended its Senior Credit Facility to modify certain financial covenants and to provide an increase in the aggregate amount of borrowings available under the Senior Credit Facility and the Floor Plan Financing Facility.

Stockholders' deficit amounted to $6.3 million at December 31, 1999, an increase in stockholders' deficit of $3.1 million from December 31, 1998. This increase is principally due to the 1999 net loss of $4.2 million. In 1998, the Company amended and restated its Stock Option Plan for Executive and Other Key Employees by accelerating the vesting of certain performance options. In addition, the Company issued stock options in accordance with the Company's 1995 merger agreement with FDC Holdings, Inc. Accordingly, the Company recorded non-cash compensation of $1.5 million in 1999 and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value. The stockholders' equity amounted to $3.2 million at December 31, 1998, a reduction in stockholders' equity of $4.2 million from December 31, 1997. This reduction is principally due to the 1998 net loss of $6.7 million. In 1998, the Company recorded non-cash compensation of $2.1 million and a related increase in capital in excess of par value based the amendment and restatement of its Stock Option Plan for Executive and Other Key Employees.

As of December 31, 1999, the Company had no significant capital expenditure commitments.

Based on the Company's current level of operations, management believes that available cash, together with the available borrowings under the Senior Credit Facility and the Floor Plan Financing Facility, should be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures and scheduled payments of principal and interest on its debts through at least the next twelve months.

INFLATION AND GENERAL ECONOMIC CONDITIONS

Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on its results of operations. Unlike other service providers, the Company does not have a significant number of fixed price service contracts where the Company bears the risk of cost increases. The Company's operating results would be adversely affected by increases in interest rates which would result in higher interest payments by the Company under its variable rate credit facilities. As of March 24, 2000, the Company had borrowings of $34.0 million outstanding under its variable rate credit facilities. If interest rates rise, the Company's cost of capital and debt service requirements would increase. The Company has not historically entered into hedging transactions with respect to its variable rate debt, but may do so in the future.

YEAR 2000 DISCLOSURE

To date, the Company has not experienced any significant failures or disruptions in its internal operating systems or in its dealings with third party suppliers and customers. The Company continues to monitor its infrastructure and its critical business partners to ensure continued Year 2000 compliance. There can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are comprised of third party products, or by unidentified problems experienced by its suppliers or customers. However, the Company does not believe that a material adverse effect from Year 2000 issues is likely. The Company incurred $0.9 million in connection with Year 2000 compliance, and does not anticipate any significant future costs.

###

This annual report on Form 10-K 405 contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; developments with respect to contingencies such as legal proceedings or administrative proceedings challenging any contract award; labor negotiations; changing priorities or reductions in the budgets of Government agencies who purchase services or products from the Company; termination of Government contracts due to unilateral Government action; and the impact of the "Year 2000" issue on the Company and its customers and suppliers. For additional information, see "Risk Factors" in the Company's Registration Statement on Form S-4, SEC File Number 333-36447.

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

Item 8. Consolidated Financial Statements.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 1998 and 1999

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended December 31, 1997, 1998 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999

Notes to Consolidated Financial Statements

Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
  of Federal Data Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Federal Data Corporation and its subsidiaries (the Company) at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the Unites States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Washington, D.C.
March 24, 2000

Federal Data Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	1998	1999
Assets

Cash and cash equivalents	$3,942	$4,095
Accounts receivable	126,840	129,774
Net investment in sales-type leases	5,221	5,672
Inventory	963	6,020
Other assets	8,156	3,317
Total current assets	145,122	148,878

Net investment in sales-type leases	2,997	2,714
Leased and other property and equipment	5,120	6,071
Goodwill and intangibles	69,411	57,718
Other assets	9,271	10,783
Total assets	$231,921	$226,164

Liabilities and stockholders' deficit

Accounts payable and other liabilities	$87,846	$95,667
Recourse notes payable	-	2,000
Nonrecourse obligations under capital leases	2,232	1,691
Total current liabilities	90,078	99,358

Recourse notes payable	141,000	131,000
Nonrecourse obligations under capital leases	1,551	-
Other liabilities	2,464	2,058
Total liabilities	235,093	232,416
Stockholders' deficit

Common stock, $.01 par value: 8,000,000 shares authorized;
2,927,521 shares issued and outstanding in 1998 and
2,932,196 shares issued and 2,917,996 outstanding in 1999	29	29
Capital in excess of par value	42,807	43,968
Accumulated deficit	(46,008)	(50,249)
Total stockholders' deficit	(3,172)	(6,252)
Commitments and contingencies (Note 15)
Total liabilities and stockholders' deficit	$231,921	$226,164

The accompanying notes are an integral part of these consolidated financial statements

Federal Data Corporation
Consolidated Statements of Operations
(In thousands)

	Year Ended December 31,
	1997	1998	1999
Revenue
Product sales	$211,118	$341,592	$410,478
Professional and support services	120,150	173,818	172,183
Interest and other	5,038	4,884	1,163
Total revenue	336,306	520,294	583,824
Expenses
Cost of sales and services	280,903	449,225	508,965
Selling, general and administrative	37,804	48,419	50,568
Goodwill and intangibles	5,031	12,035	11,827
Interest	10,947	16,029	15,721
Total expenses	334,685	525,708	587,081

Income (loss) before extraordinary item and
income taxes	1,621	(5,414)	(3,257)
Income tax provision	1,368	1,282	984
Income (loss) before extraordinary item	253	(6,696)	(4,241)

Extraordinary loss from early retirement of debt,
net of income tax benefit of $1,697	(2,770)	-	-
Net loss	($2,517)	($6,696)	($4,241)

The accompanying notes are an integral part of these consolidated financial statements

Federal Data Corporation
Consolidated Statements of Changes in Stockholders' (Deficit) Equity
(In thousands, except share data)

	Common Stock		Capital in Excess of	Accumulated
	Shares	Par Value	Par Value	Deficit	Total

Balance, December 31, 1996	1,910,896	$19	$13,950	($36,795)	($22,826)
Net loss	-	-	-	(2,517)	(2,517)
Proceeds from sale of common stock,
net of expenses of $882	1,000,000	10	26,108	-	26,118
Deferred compensation	-	-	242	-	242

Balance, December 31, 1997	2,910,896	29	40,300	(39,312)	1,017
Net loss	-	-	-	(6,696)	(6,696)
Proceeds from sale of common stock	16,625	-	449	-	449
Non-cash compensation related to
stock options	-	-	2,058	-	2,058

Balance, December 31, 1998	2,927,521	29	42,807	(46,008)	(3,172)
Net loss	-	-	-	(4,241)	(4,241)
Proceeds from sale of common stock	4,675	-	9	-	9
Non-cash compensation related to
stock options	-	-	1,535	-	1,535
Purchase of treasury stock	(14,200)	-	(383)	-	(383)
Balance, December 31, 1999	2,917,996	$29	$43,968	($50,249)	($6,252)

The accompanying notes are an integral part of these consolidated financial statements

Federal Data Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	1997	1998	1999
Cash flows from operating activities:
Net loss	($2,517)	($6,696)	($4,241)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Extraordinary loss from early retirement of debt,
net of income tax benefit of $1,697	2,770	-	-
Depreciation and amortization	7,099	15,241	14,253
Amortization of deferred financing cost	804	949	949
Non-cash compensation related to stock options	-	2,058	1,535
Gain on sale of subsidiaries	(1,600)	(2,825)	-
Gain on sale of property and equipment	-	-	(172)
Loss (income) recorded on sales-type leases	465	357	(1,427)
Collections from sales-type leases	5,655	5,189	7,532
(Increase) decrease in inventory	(1,347)	4,473	(5,057)
Decrease (increase) in accounts receivable	11,511	(15,000)	(2,934)
Increase in accounts payable
and accrued expenses	1,626	9,250	12,182
Net change in other assets and liabilities	(3,559)	2,670	(2,389)
Net cash flows from operating activities	20,907	15,666	20,231
Cash flows from investing activities:
Acquisitions of businesses, net of cash received	(54,175)	(32,638)	(134)
Purchase of equipment for sales-type leases	(2,151)	(3,271)	(6,039)
Net proceeds from sale of property and equipment	-	-	488
Purchase of property and equipment	(2,145)	(1,996)	(3,693)
Net cash flows from investing activities	(58,471)	(37,905)	(9,378)
Cash flows from financing activities:
Proceeds from borrowings	160,400	-	-
Repayments of borrowings	(99,650)	(801)	-
Net (repayments) borrowings under line of credit	(29,058)	21,246	(8,000)
Proceeds from sale of common stock	27,000	449	9
Purchase of treasury stock	-	-	(383)
Recapitalization, stock issuance and debt
acquisition costs	(10,988)	-	-
Repayments of capital lease obligations	(5,004)	(1,040)	(2,326)
Net cash flows from financing activities	42,700	19,854	(10,700)
Net change in cash and cash equivalents	5,136	(2,385)	153
Cash and cash equivalents, beginning of year	1,191	6,327	3,942
Cash and cash equivalents, end of year	$6,327	$3,942	$4,095

The accompanying notes are an integral part of these consolidated financial statements

Federal Data Corporation
Notes to Consolidated Financial Statements
(In thousands, except share data)

Note 1 - Nature of Business

The accompanying consolidated financial statements include the accounts of Federal Data Corporation and its wholly-owned subsidiaries (collectively, the "Company"). The Company engages in the sale of high technology professional services in combination with hardware and software products from a variety of manufacturers to the United States Government ("Government"). The Government accounted for substantially all of the Company's revenue during 1997, 1998 and 1999. The Company, which is engaged in a single business activity, delivers these services and products through two operating units. For financial reporting purposes, these operating units have been aggregated (see Note 3).

The Company's information technology solutions are sold or leased to the Government under various types of agreements providing for, in certain cases, purchase options or other lease to ownership arrangements. Most contracts with Government agencies expire on September 30 of each year (the Government's fiscal year end) and are renewable for additional fiscal years subject to the appropriation of funding. While the Company's Government contracts provide for fiscal funding termination, the Company has not experienced any early terminations of significant contracts since its inception.

Note 2 - Merger

In December 1995, FDC Holdings, Inc. ("Holdings") merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Holdings was a company organized by The Carlyle Group ("Carlyle") to facilitate the Merger and had no operating activity or history. The Merger was accounted for as a recapitalization which resulted in a charge to stockholders' equity of $58,795 to reflect the redemption of common stock.

Concurrent with the acquisition of a controlling interest in the Company by Carlyle in 1995, the Company entered into a management agreement with an affiliate of Carlyle for certain management and financial advisory services to be provided to the Company and its subsidiaries. The agreement provides for the payment of annual management fees in an amount equal to $300. In addition, concurrent with the acquisition of Carlyle's controlling interest, the Company entered into a three-year consulting agreement with the former majority shareholder and a three-year agreement to lease a corporate aircraft with an affiliate of the former majority shareholder. The consulting agreement provided for annual payments of $200 and the lease of the aircraft provided for annual payments of $300 plus a usage charge which amounted to $48 and $95 during 1997 and 1998, respectively. The lease of the aircraft and the consulting agreement expired in November 1998 and January 1999, respectively.

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

Revenue Recognition

Revenue from fixed price sales and sales-type leases is recorded upon installation or shipment to the customer's site, depending on contractual terms. On cost reimbursable contracts, revenue is recorded as contract costs are incurred, plus a proportionate amount of the fee expected to be realized on the contract. Other professional and support service revenue is recognized as services are provided.

Depreciation and Amortization

Leased and other property and equipment are stated at cost, net of accumulated depreciation and amortization, and are depreciated and amortized by the Company using principally straight-line methods over their estimated useful lives. The estimated useful lives of principal items of computer, furniture, office and other equipment range from three to ten years. Leasehold improvements are amortized over the term of the related lease. Deferred financing fees are being amortized over the terms of the related notes payable.

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their carrying value because of their short-term nature. The fair value of long-term debt has been estimated using quoted market prices or discounted cash flow analysis using rates currently available to the Company for debt with similar terms and maturities.

The carrying and fair value of the Company's long-term debt including current maturities consist of the following as of December 31:

	1998		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt including current maturities	$141,000	$142,050	$133,000	$178,000

Income Taxes

The Company recognizes deferred income taxes for the expected future tax consequences of "temporary differences" by applying enacted statutory tax rates to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash principally in one United States bank. Accounts receivable result primarily from contracts with the Government. Contracts with the Government do not require collateral or other arrangements. The Company does not believe significant credit risk exists as of December 31, 1999.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of acquiring businesses over the fair value of identifiable net tangible and intangible assets acquired. Goodwill is amortized on a straight-line basis over the period for which the Company estimates it will benefit directly from the acquisition. Although the period of benefit from the goodwill can be difficult to estimate, the Company considers goodwill to be recoverable as long as the acquisition generates positive cash flow from operations after implementation of the Company's strategic plan or completion of reorganization efforts, if any. Recoverability of goodwill is evaluated periodically based on current undiscounted cash flow projections of each specific acquired business. Goodwill related to the acquisitions described in Note 4 amounted to $64,992 and is being amortized over fifteen years. Goodwill amortization expense for the years ended December 31, 1997, 1998 and 1999 was $1,784, $4,036 and $4,275, respectively.

Other intangible assets represents covenants not to compete, work force, trade names and trademarks and contract backlog which is recorded at the present value of the projected pretax profits. The present value of the contract profits relating to the acquisitions described in Note 4 of $16,519 is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. In 1999, the Company expensed $2,778 of intangible assets related to acquired contract backlog recorded in connection with certain acquisitions. This write-off was based on an analysis of the current net book value of these intangibles and the remaining estimated present value of the contract profits relating to the acquisitions.The value assigned to covenants not to compete, work force and trade names and trademarks of $5,100 acquired in the acquisitions is being amortized over periods up to three years. The amortization of these intangible assets amounted to $3,247, $7,999 and $7,552 for the years ended December 31, 1997, 1998 and 1999, respectively.

Earnings per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, the Company is not required to present earnings per share for as long as the common stock of the Company is not publicly held.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and presenting of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. For the years ended December 31, 1997, 1998 and 1999, there was no impact on the Company's financial reporting as a result of its adoption of SFAS 130.

Segment Data

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 defines segments under the "management" approach, which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about services and products, geographic areas and major customers. The adoption of SFAS 131 did not affect the Company's results of operations or financial position. The Company's two operating units have been reflected as a single reporting segment in accordance with the aggregation criteria of SFAS 131.

Reclassification

Certain amounts have been reclassified in the prior years to conform to the current year presentation. These reclassifications had no effect on net loss or retained earnings as previously reported.

Note 4 - Acquisitions

In May 1997, the Company purchased all of the outstanding shares of common stock of NYMA, Inc. ("NYMA") for $34,582. The purchase price consisted of $29,582 in cash, of which $1,802 was paid in 1998 after certain new business activity objectives were met and $5,000 in subordinated notes. The Company financed the acquisition of NYMA through additional borrowing of $28,000 and the sale of 555,556 shares of the Company's common stock, primarily to existing stockholders, for $15,000. A portion of the new borrowings was used to retire existing Company and NYMA working capital debt. NYMA is a provider of high technology engineering and information technology services under contracts with various Government agencies and subcontracts with large Government contractors. In June 1997, the Company purchased all of the outstanding shares of common stock of Sylvest Management Systems Corporation ("Sylvest") for $41,017. The purchase price consisted of $33,017 in cash and subordinated notes of $8,000, of which $1,000 was issued during 1998 after certain earnings objectives were met. Subordinated notes of $4,000 were paid in August 1997. The Company financed the acquisition of Sylvest through additional borrowing of $27,400 and the sale of 444,444 shares of the Company's common stock, primarily to existing stockholders, for $12,000. A portion of the new borrowings was used to retire existing Sylvest working capital debt. Sylvest is a leading reseller and technical services vendor supporting open systems architecture within the federal marketplace. Of the total fees and expenses related to these transactions, $1,000 was paid to an affiliate of Carlyle.

In February 1998, the Company purchased all of the outstanding common stock of R.O.W. Sciences, Inc. ("R.O.W.") for $9,672. The purchase price consisted of $8,672 in cash, of which $475 and $135 were paid later in 1998 and 1999, respectively, after certain revenue objectives were met and $1,000 in subordinated notes. The agreement also provides for additional cash payments up to $390 if certain revenue objectives are met. Such payments, if any, will be accounted for as adjustments to the purchase price. In February 1998, the Company also purchased all of the assets of Telos Corporation's Telos Information Systems Division ("TIS") for $14,740. The entire purchase price was paid in cash. In March 1998, the Company purchased all of the outstanding common stock of Technical and Management Assistance, Inc. ("TMA") for $9,187. The purchase price consisted of $8,187 in cash and $1,000 in subordinated notes. The Company financed the R.O.W., TIS and TMA acquisitions through borrowings under its existing revolving line of credit facility. R.O.W. provides services that combine expert knowledge in life and health sciences with state-of-the-art computer based technologies principally to Government agencies. TIS provides engineering and information technology services to the Jet Propulsion Laboratory and other Government customers. TMA provides information technology services principally to the air traffic management function within the Federal Aviation Administration.

Condensed unaudited pro forma operating data which gives effect to the acquisitions of NYMA, Sylvest, R.O.W., TMA and TIS for the years ended December 31, 1997 and 1998 is provided below. Such unaudited pro forma operating data has been prepared as if the acquisitions occurred as of the beginning of 1997.

	1997	1998
Revenue	$505,283	$529,890
Loss before extraordinary item and income taxes	($5,056)	($5,510)
Net loss	($5,306)	($6,828)

In the opinion of management, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or of future operations of the combined companies under the ownership and management of the Company.

Note 5 - Accounts Receivable

Accounts receivable consisted of the following as of December 31:

	1998	1999
Billed	$114,674	$113,359
Unbilled	9,150	9,899
Other	3,471	7,102
Less allowance for doubtful accounts	(455)	(586)
Total accounts receivable	$126,840	$129,774

Unbilled accounts receivable consisted primarily of revenue not yet billable because of contract terms, differences between actual and provisional indirect rates for years open to Government audit and contract retainages. Retainages are generally billable upon acceptance of work by customers or completion of contract audits by the Government.

Note 6 - Net Investment in Sales-Type Leases

Net investment in sales-type leases consisted of the following as of December 31:

	1998	1999
Minimum lease payments receivable	$8,909	$9,117
Less unearned income	(691)	(731)
Total net investment in sales-type leases	8,218	8,386
Less current portion	5,221	5,672
Long-term net investment in sales-type leases	$2,997	$2,714

Future minimum lease payments receivable as of December 31, 1999 are due as follows:

2000	$6,127
2001	2,510
2002	480

Note 7 - Other Assets

Other assets consisted of the following as of December 31:

	1998		1999
	Current	Long-term	Current	Long-term
Deferred financing fees	$0	$6,241	$0	$5,292
Prepaid expenses	2,823	559	2,041	1,377
Deferred income tax asset	-	2,156	-	3,905
Refundable income taxes	1,467	-	797	-
Receivable from sale of subsidiary	3,100	-	-	-
Other	766	315	479	209
Total other assets	$8,156	$9,271	$3,317	$10,783

In 1997, the Company recorded a charge to earnings of $4,467 related to deferred financing fees associated with the debt incurred to finance the Merger and the NYMA and Sylvest acquisitions. This debt was refinanced with proceeds from the Senior Subordinated Notes. This charge to earnings was reduced by an income tax benefit of $1,697 which produced an extraordinary loss of $2,770. Amortization of deferred financing fees which is included in interest expense amounted to $804, $949 and $949 during 1997, 1998 and 1999, respectively.

In 1997, the Company sold substantially all the assets and business of its wholly-owned subsidiaries, DoxSys, Inc. ("DoxSys") and VAD International, Inc. ("VAD") resulting in a pretax gain of $1,600. The operations of DoxSys and VAD were not material to the Company's financial condition or results of operations. During 1998, the Company recorded an additional pretax gain of $2,825 as a result of DoxSys achieving certain earnings objectives.

Note 8 - Leased and Other Property and Equipment

Leased and other property and equipment consisted of the following as of December 31:

	1998	1999
Furniture, office and other equipment	$11,553	$13,573
Leasehold improvements	4,428	4,208
Less accumulated depreciation and amortization	(10,861)	(11,710)
Total leased and other property and equipment	$5,120	$6,071

Total depreciation and amortization expense related to leased and other property and equipment during 1997, 1998 and 1999 was $1,326, $2,315 and $2,426, respectively. In 1999, the Company sold or disposed of $1,893 of leased and other property and equipment with associated accumulated depreciation and amortization of $1,577.

Note 9 - Notes Payable

Recourse notes payable consisted of the following as of December 31:

	1998	1999
Senior Subordinated Notes payable in August 2005	$105,000	$105,000
Revolving line of credit	25,000	17,000
Other subordinated notes	11,000	11,000
Total recourse notes payable	141,000	133,000
Less current portion	-	2,000
Long-term recourse notes payable	$141,000	$131,000

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

The Senior Subordinated Notes bear interest at 10.125% per annum with interest payable semi-annually. The principal of the Senior Subordinated Notes is due in August 2005. The Company may redeem a portion of the Senior Subordinated Notes at any time prior to August 2001 with the net proceeds of one or more public equity offerings. At any time after August 2001, the indenture provides that a portion of the Senior Subordinated Notes may be redeemed upon a change of control and also provides for other optional redemptions. All redemptions prior to August 2005 require the Company to pay a premium. The indenture includes certain restrictions as to the Company's ability, among other things, to acquire or dispose of assets, incur additional debt, or to pay dividends. In addition, the Company is required to maintain a minimum net worth and certain operating ratios, including among others, interest and leverage coverage.

At December 31, 1999, the Company had a $75,000 revolving line of credit facility which expires in July 2002. Interest accrues on borrowings under the revolving line of credit at either (a) 1.25% plus the highest of the rate which is 1/2 of 1% in excess of the Federal Funds Effective Rate (3.99% at December 31, 1999) or the prime lending rate (8.50% at December 31, 1999) or (b) 2.25% plus the eurodollar rate (6.50% at December 31, 1999). In addition, the Company pays a commitment fee of 0.5% of the unused line of credit facility. At December 31, 1999, the Company had outstanding borrowings of $15,000 at 8.75% and $2,000 at 9.75%. The Company's revolving line of credit agreement includes certain restrictions as to the Company's ability, among other things, to acquire or dispose of assets or to pay dividends. In addition, the Company is required to maintain a minimum net worth and certain operating ratios, including among others, interest and leverage coverage. All of the Company's assets not otherwise pledged are utilized as collateral under the Company's credit agreements.

The other subordinated notes outstanding as of December 31, 1999 were issued by the Company in connection with the NYMA, Sylvest, R.O.W. and TMA acquisitions. The NYMA and Sylvest subordinated notes bear interest payable semi-annually at increasing rates starting at 9% per annum and increasing to 13% per annum. The principal of these notes is due in 2004. The R.O.W. and TMA subordinated notes bear interest payable semi-annually at 9% per annum and the principal is due in 2000.

The Company finances certain equipment leases to Government customers with borrowings or capital leases that are recourse only to the related payment stream and property leased. In most circumstances, the Company's future obligation under nonrecourse agreements, in the event of default by the end user lessee, would be limited to ensuring the return of the associated assets to the lender.

Note 10 - Nonrecourse Obligations Under Capital Leases

Nonrecourse obligations under capital leases consisted of the following as of December 31:

	1998	1999
Minimum lease payments	$4,077	$1,750
Less deferred interest	(294)	(59)
Total nonrecourse obligations under capital leases	3,783	1,691
Less current portion	2,232	1,691
Long-term nonrecourse obligations under capital leases	$1,551	$0

Note 11 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following as of December 31:

	1998		1999
	Current	Long-term	Current	Long-term

Accounts payable	$50,829	$0	$44,269	$0
Accrued contract expenses	11,730	-	30,153	-
Other accrued expenses	14,188	1,316	12,571	1,187
Accrued interest payable	4,657	-	4,524	-
Deferred income	3,309	1,148	2,238	871
Income taxes payable	2,496	-	1,428	-
Deferred income tax liability	57	-	390	-
Other	580	-	94	-
Total accounts payable and other liabilities	$87,846	$2,464	$95,667	$2,058

As of December 31, 1999, accounts payable and accrued contract expenses include approximately $26,600 in amounts payable to an asset-based lender under an arrangement established to facilitate the purchase of inventory. Under this arrangement, the lender directly pays the vendors for purchases made by the Company. The arrangement provides the Company with up to $30,000 in credit from the lender for inventory purchases. The terms of the arrangement enable the Company to repay outstanding amounts paid by the lender, interest free, within a stipulated time period from the initial purchase from the vendors. After the stipulated time period, interest under this arrangement accrues at the prime rate plus 2.0% as determined by the lender (10.50% at December 31, 1999). This arrangement requires the Company to maintain a minimum net worth and certain operating ratios, including among others, interest and leverage coverage.

In connection with this arrangement, the asset-based lender entered into an Intercreditor and Subordination Agreement (the "Intercreditor Agreement") with the bank group that has extended the Company a revolving line of credit facility (see Note 9). Under the Intercreditor Agreement, all advances made by the asset-based lender are collateralized by the Company's inventory and accounts receivable resulting from the sale of inventory purchased under the above arrangement.

Note 12 - Income Taxes

The income tax (benefit) provision consisted of the following for the years ended December 31:

	1997	1998	1999
Current income tax provision:

Federal	$364	$1,552	$1,190
State	157	1,041	1,208
Total current income tax provision	521	2,593	2,398

Deferred income tax benefit:

Federal	(723)	(1,114)	(1,202)
State	(127)	(197)	(212)
Total deferred income tax benefit	(850)	(1,311)	(1,414)
Total income tax (benefit) provision	($329)	$1,282	$984

Income tax (benefit) provision as reflected on the consolidated statements of operations consisted of the following:

	1997	1998	1999
Income (loss) before extraordinary item
and income taxes	$1,368	$1,282	$984
Extraordinary loss	(1,697)	-	-
Total income tax (benefit) provision	($329)	$1,282	$984

Deferred tax assets and liabilities consisted of the following as of December 31:

	1998	1999
Deferred tax assets:
Deferred income	$1,641	$1,189
Compensation and employee benefits	1,458	970
Accounts receivable reserves	102	223
Goodwill and intangibles	1,157	2,129
Other	1,017	1,614
Total deferred tax assets	5,375	6,125
Deferred tax liabilities:
Contractually unbilled revenue	2,266	2,024
Accrual to cash conversion	559	-
Fixed assets	-	301
Other	451	285
Total deferred tax liabilities	3,276	2,610
Net deferred tax asset	$2,099	$3,515

Net deferred income taxes as reflected on the consolidated balance sheets consisted of the following as of December 31:

	1998	1999

Current deferred income tax asset	$2,863	$1,728
Less current deferred income tax liability	(2,920)	(2,118)
Net current deferred income tax liability	(57)	(390)

Long-term deferred income tax asset	2,512	4,397
Less long-term deferred income tax liability	(356)	(492)
Net long-term deferred income tax asset	2,156	3,905
Net deferred income tax asset	$2,099	$3,515

A reconciliation between the (benefit) provision for income taxes computed on income before tax at the statutory federal tax rate and the (benefit) provision for income taxes is as follows for the years ended December 31:

	1997	1998	1999

Statutory federal income tax rate	-34.0%	-34.0%	-34.0%
State income taxes. net of federal benefit	3.6%	12.7%	3.1%
Nondeductible goodwill and intangibles	37.8%	37.3%	53.3%
Other nondeductible expenses	1.4%	1.1%	2.4%
Other	-20.4%	6.6%	5.4%
Effective income tax rate	-11.6%	23.7%	30.2%

At December 31, 1997, 1998 and 1999, the Company has not recorded any tax valuation allowance to reflect management's assessment that the realization of the deferred tax asset is more likely that not.

Note 13 - Stockholders' Equity and Transactions with Stockholders

In 1984, a principal stockholder of the Company transferred shares of the Company's common stock to certain key employees. The Company has accounted for this transaction as if the Company, and not the principal stockholder, had transferred the stock. At December 31, 1997, the Company had fully amortized the compensation expense related to this transaction.

In 1996, the Company adopted a Stock Option Plan for Executives and Key Employees of Federal Data Corporation (the "Plan"). Under the Plan, options may be granted at not less than fair value to purchase up to 445,645 shares of common stock. Options granted under the Plan have vesting periods of up to ten years and all expire ten years from the date of grant or in accordance with other terms as specified by the Company's Board of Directors. In 1998, the Company amended and restated the Plan by accelerating the vesting of certain performance based options. Accordingly, the Company recorded non-cash compensation of $2,058 in 1998 and $524 in 1999 and related increases in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value.

Immediately prior to the Merger, options to purchase 93,500 shares of the Company's common stock at a weighted average exercise price of $7.53 per share were outstanding and exercisable under the then existing stock incentive plan. In accordance with the Merger agreement, the Company was to replace these options with options in the surviving corporation that provided substantially the same economic benefit to the option holder as the benefits provided prior to the Merger. To fulfill this obligation, in 1999, the Company issued fully vested options to purchase 40,425 shares of the Company's common stock at an exercise price of $2.00 per share. These options expire ten years from the date of grant. Accordingly, the Company recorded non-cash compensation of $1,011 in 1999 and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the current fair market value.

The following is a summary of stock option activity for outstanding options:

	Weighted Average Exercised Price	Number of Shares
Balance at December 31, 1996	$10.00	243,000

Granted	-	-
Exercised	-	-
Forfeited	10.00	(12,000)
Cancelled	-	-
Balance at December 31, 1997	10.00	231,000

Granted	29.21	192,000
Exercised	-	-
Forfeited	15.39	(20,500)
Cancelled	-	-
Balance at December 31, 1998	18.89	402,500

Granted	2.00	40,425
Exercised	2.00	(4,675)
Forfeited	-	-
Cancelled	19.33	(43,500)
Balance at December 31, 1999	$17.31	394,750

As of December 31, 1999, options to purchase 43,500 shares were available for granting.

The following is a summary of stock options outstanding and exercisable as of December 31, 1999:

Outstanding				Exercisable
Exercise Price Range	Options	Weighted Average Remaining Contractual Life (Yrs.)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$2.00	35,750	9.2	$2.00	35,750	$2.00
$10.00	205,000	6.2	$10.00	135,300	$10.00
$27.00	133,500	8.3	$27.00	76,763	$27.00
$54.00	20,500	8.4	$54.00	10,250	$54.00
	394,750	7.3	$17.31	258,063	$15.70

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation." Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, there would not have been a material impact on the Company's results of operations. In 1998 and 1999, the net loss would have been increased by $1,100 and $627, respectively. The weighted average fair value of stock options granted under the stock option plan during 1997, 1998 and 1999 was $0.00, $4.82 and $25.00, respectively.

The fair value was estimated using the Minimum Value Approach based on the weighted average assumptions of:

	1998	1999

Expected life in years	5	5
Risk-free interest rate	5.7%	6.2%
Dividend yield	0.0%	0.0%

In 1999, the Company purchased 14,200 shares of treasury stock at $27.00 per share from former officers of the Company.

Note 14 - Supplemental Disclosure of Cash Flow Information

	1997	1998	1999
Cash paid during the year for:
Interest	$5,621	$15,453	$14,905
Income taxes	1,452	567	3,456

Details of acquisitions (Note 4):
Fair value of assets acquired	$127,572	$42,563	$0
Liabilities assumed	54,775	9,724	-
Subordinated notes issued and paid	4,000	-	-
Subordinated notes issued	8,000	2,000	-
Cash paid at acquisition	60,797	30,839	-
Earnout payments	-	2,427	134
Less cash required	6,622	628	-
Net Cash paid for acquisitions	$54,175	$32,638	$134

In 1998, the Company issued additional subordinated notes amounting to $1,000 in connection with an earnout associated with the Sylvest acquisition after certain earning objectives were met.

During 1997, 1998 and 1999, the Company financed through capital leases the acquisition of computer equipment which was sold to customers of $0, $1,828 and $234, respectively.

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

Future minimum payments as of December 31, 1999, for all noncancellable operating leases with initial terms of one year or more are as follows:

2000	$5,279
2001	5,241
2002	4,790
2003	3,666
2004	3,610

Operating lease expense was $3,879, $4,165 and $5,246 during 1997, 1998 and 1999, respectively. The Company received $0, $316 and $0 from sublease rentals during 1997, 1998 and 1999, respectively.

The Company is subject to contract audits by Government agencies. Completed and future audits may result in various billed and unbilled costs being disallowed. As of December 31, 1999, audits have been completed through 1996. In the opinion of management, adequate reserves have been provided for the remaining open audit periods.

In the ordinary course of business, the Company may be party to various legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the Company's financial condition, results of operations or cash flows.

Note 16 - Retirement Plans

The Company sponsors several defined contribution plans that provide all salaried employees, that meet certain age requirements, and certain hourly employees an opportunity to accumulate funds for their retirement. The Company's contributions to these plans are based on either a percentage of employee contributions or an amount at the discretion of the Company. The Company recognized expense of $1,029, $2,548 and $2,153 during 1997, 1998 and 1999, respectively.

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

Name	Title	Age

William E. Conway, Jr.	Chairman of the Board	50
C. Robert Hanley	Director and Chairman Emeritus	67
Daniel R. Young	Vice Chairman and CEO	66
Harry T. Marren	Director, President and COO	65
Peter J. Clare	Director	34
Allan M. Holt	Director and Secretary	48
Peter C. Belford, Sr.	Senior Vice President	53
Rene B. LaVigne	Senior Vice President, Systems & Technology Group	38
Paul A. Taltavull	Senior Vice President, Services & Solutions Group	45
John W. Wayne	Senior Vice President, Services & Solutions Group, Solutions Sector	43
James M. Dean	Vice President, Chief Financial Officer and Treasurer	52
Maggie M. Hird	Vice President, Human Resources	42
Sterling E. Phillips, Jr.	Vice President, Services & Solutions Group, Science & Engineeing Sector	53

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

Rene B. LaVigne has been Senior Vice President of the Systems & Technology Group since 1999, having previously been Vice President of the Systems & Technology Group from 1994 to 1999. He was previously Chief Financial Officer of Sylvest Management Systems Corporation from 1993 to 1994, and was previously employed by Ernst & Young from 1983 to 1993.

Paul A. Taltavull has been Senior Vice President of the Services & Solutions Group since 1999, having previously been Senior Vice President of the Solutions Group since 1997. Mr. Taltavull joined the Company in 1982 as a Federal Marketing Representative and has held a series of marketing management positions with the Company, including Senior Vice President of Marketing from 1992 to 1997. Before joining the Company, Mr. Taltavull was a sales representative for Hewlett-Packard Company and a practicing engineer for the U.S. Government.

John W. Wayne has been Senior Vice President of the Services & Solutions Group, Solutions Sector since 1999, having previously been Senior Vice President of the Systems Integration Group since 1998 and Vice President of the Systems Integration Group since 1990. He previously directed the Company's systems design and engineering group. He joined Federal Data Corporation in 1981 as an Operations Project Manager and was subsequently promoted to Director of Technical Services. Prior to joining the Company, Mr. Wayne was employed as a Systems Engineer with Inforex Incorporated and by TRW Data Systems as a Customer Engineer.

James M. Dean has been Vice President and Chief Financial Officer of the Company since 1986 and its Treasurer since 1987. Mr. Dean joined Federal Data Corporation in 1983 as its Controller. He was previously employed by Price Waterhouse from 1969 to 1983.

Maggie M. Hird has been Vice President of Human Resources since 1998. From 1996 to 1998, she served as Vice President of Human Resources for AMERICOM, Inc. From 1989 to 1996, Ms. Hird served as Vice President and Chief Administrative Officer of KCI Technologies, Inc., where she was also a member of the Board of Directors.

Sterling E. Phillips, Jr. has been Vice President of the Services & Solutions Group, Science & Engineering Sector since 1999, having previously been Vice President of the Science & Engineering Group since 1998 and Vice President of Corporate Marketing since 1997. He joined FDC Technologies, Inc. in 1996 as Vice President of its Services Group. He was previously employed as Chief Operating Officer of TRI-COR Industries, Inc. and President of Business Development of the federal business unit of Computer Sciences Corporation. From 1968 to 1992, Mr. Phillips held various positions in management, sales and marketing with the IBM Corporation.

The Company does not currently pay any fees or remuneration to its directors for service on the Board.

Item 11. Executive Compensation.

The following table sets forth information with respect to the compensation paid by the Company for services rendered in the years ended December 31, 1997, 1998 and 1999 to the Chief Executive Officer and to each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers"), and two additional employees for whom disclosure would have been required if they were executive officers.

	Annual Compensation				Long-Term Compensation
					Awards Payouts
Name	Year	Salary ($)	Bonus (1) ($)	Other Annual Compen- sation (2) ($)	Restricted Stock Award(s) ($)	Securities Under- lying Options/ SARs(3) (#)	OLTIP Payouts ($)	All Other Compen- sation ($)
Daniel R. Young	1999	300,000	-	-	-	-	-	-
Vice Chairman and	1998	300,000	150,000	-	-	10,000	-	-
Chief Executive Officer	1997	300,000	200,000	-	-	-	-	-

Harry T. Marren	1999	200,000	-	-	-	-	-	-
President and	1998	200,000	100,000	-	-	10,000	-	-
Chief Operating Officer	1997	200,000	175,000	-	-	-	-	-

Peter C. Belford, Sr. (4)	1999	224,280	-	-	-	-	-	-
Senior Vice President	1998	250,000	-	-	-	25,000	-	-
	1997	148,130	-	-	-	-	-	-

Rene B. LaVigne (4)	1999	131,333	153,011	-	-	-	-	-
Senior Vice President	1998	115,000	156,318	-	-	20,000	-	-
	1997	60,000	63,241	-	-	-	-	-

Paul A. Taltavull	1999	186,000	-	-	-	16,500	-	-
Senior Vice President	1998	175,000	100,000	-	-	-	-	-
	1997	175,000	100,000	-	-	-	-	-

Lorraine A. Guevara	1999	60,000	463,362	-	-	-	-	-
Account Manager	1998	57,000	333,246	-	-	1,000	-	-
	1997	50,004	143,137	-	-	-	-	-

Paul H. Tardif (4)	1999	188,664	80,237	-	-	-	-	-
Vice President, Systems &	1998	174,019	82,500	-	-	1,000	-	-
Applied Sciences Sector	1997	-	-	-	-	-	-	-

(1) Bonus awards include commissions and other incentive compensation and are reflected in the year to which they are attributable and not the year in which they are actually paid. Bonuses are awarded to executive officers at the discretion of management subject to review by the Board of Directors.

(2) Fringe benefit amounts are omitted to the extent the aggregate value of such benefits is less than 10% of the salary and bonus, or $50,000.

(3) The options listed were awarded in 1998 and 1999 pursuant to the Company's Stock Option Plan for Executives and Other Key Employees (the "Plan"). Options granted under the Plan have vesting periods of up to 10 years and all expire 10 years from the date of grant or in accordance with other terms as specified by the Company's Board of Directors. In 1998, the Company amended and restated this Plan by accelerating the vesting of certain performance based options.

(4) Messrs. Belford, LaVigne and Tardif joined the Company in May 1997, June 1997 and February 1998, respectively.

OPTIONS GRANTED IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Underlying Option/SRAs	Percent of Total Options/SRAs Granted To Employees in	Exercise or Base Price	Market Price at Grant Date	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted (#)	Fiscal Year	($/sh)	($/sh)	Date	0% ($)	5% ($)	10% ($)
Paul A. Taltavull	16,500	46%	2	27	March 30,2009	412,500	535,583	684,482

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the Company's option grants during the fiscal year ended December 31, 1999. The Company has granted no stock appreciation rights.

	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In the Money Options at Fiscal Year-End ($) (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Daniel R. Young	55,250	29,750	841,500	433,500
Harry T. Marren	32,150	17,850	448,800	231,200
Peter C. Belford, Sr.	14,375	10,625	237,050	86,700
Rene B. LaVigne	11,500	8,500	-	-
Paul A. Taltavull	33,000	8,500	693,000	144,500
Lorraine A. Guevara	538	462	-	-
Paul H. Tardif	500	500	-	-

(1) As a privately held Company not then engaged in any transaction requiring a current valuation of its shares, the Company did not determine the value of its common stock at year-end. The aggregate value of such voting stock was computed on the basis of a $27 per share price, the price paid by the Company to purchase treasury stock from a former officer of the Company in December 1999, the time of the most recent common stock transaction.

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

Beneficial Owner (1)	All Outstanding Common Stock	Percentage of Number of Shares
TCG Holdings, L.L.C. (2)	2,485,356	78.8
William E. Conway, Jr. (3)	-	-
C. Robert Hanley (4) (7)	73,172	2.3
Daniel R. Young (5) (6)	155,407	4.9
Harry T. Marren (6)	31,000	1.0
Peter J. Clare (3)	-	-
Allan M. Holt (3)	-	-
Peter C. Belford, Sr. (6)	47,208	1.5
Rene B. LaVigne (6)	4,625	*
Paul A. Taltavull (6)	15,880	*
All directors and executive officers as a group (13 persons)	343,087	11.8

* less than one percent

(1) Except as otherwise indicated, each beneficial owner has the sole power to vote, as applicable, and to dispose of all units owned by such beneficial owner.

(2) TCG Holdings, L.L.C., a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., a Delaware limited liability company, which is the sole general partner of Carlyle Partners II, L.P., a Delaware limited partnership, Carlyle Partners III, L.P., a Delaware limited partnership, Carlyle International Partners II, L.P., a Cayman Islands limited partnership, Carlyle International Partners III, L.P., a Cayman Islands limited partnership, and certain other partnerships formed by Carlyle, each of which is a record holder of the Company's common stock. TC Group, L.L.C. or an affiliate also exercises investment discretion and management, with respect to the shares of common stock held of record by certain other investors. The address of TCG Holdings L.L.C. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Washington, D.C. 20004. William E. Conway, Jr., Daniel A. D'Aniello and David M. Rubenstein, as the managing members of TCG Holdings, L.L.C., may be deemed to share beneficial ownership of the shares shown as beneficially owned by TCG Holdings, L.L.C. Such persons disclaim such beneficial ownership.

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

Item 13. Certain Relationships and Related Transactions.

Concurrent with the acquisition of the Company by Carlyle in 1995, the Company entered into a management agreement (the "Management Agreement") with TC Group, L.L.C. for certain management and financial advisory services to be provided to the Company. In consideration of the management and financial advisory services, the Company pays TC Group, L.L.C. an annual management fee of $300,000. Based on fees being paid by comparably situated companies, the Company believes that this Management Agreement is on terms no less favorable to the Company than could have been obtained from an independent third party.

In connection with the Recapitalization, the Company sold an airplane to an entity controlled by C. Robert Hanley, a Director of the Company and its former Chief Executive Officer. Mr. Hanley purchased the airplane for approximately $1.5 million, its aggregate estimated value. The Company entered into a three-year consulting agreement with Mr. Hanley, which expired in January 1999, and a three-year agreement for use of the airplane from an affiliate of Mr. Hanley, which expired in December 1998. The consulting agreement provided for annual payments of $200,000, and the lease of the airplane provided for annual payments of $300,000 plus a usage charge which amounted to approximately $95,000 in the year ended December 31, 1998. Mr. Hanley regularly provided consulting services to the Company pursuant to the consulting agreement and continues to serve as Director to the Company without compensation.

In 1999, the Company purchased 1,200 and 13,000 shares of treasury stock at $27.00 per share from former officers of the Company, Michael D. Brant and Charles M. Mathews, respectively.

In connection with the Recapitalization, the stockholders of the Company executed a Holders Agreement dated as of November 30, 1995 (as amended, supplemented or replaced, the "Holders Agreement"). The Holders Agreement restricts transfer of the common stock of the Company (except to affiliates, to the public in a registered offering or pursuant to Rule 144 under the Securities Act, transfers in a merger or sale of the Company, or transfer pursuant to certain rights under the Holders Agreement). The Holders Agreement also provides for tag-along rights on transfers of more than 15% of the common stock, bring-along rights with respect to more than 50% of the common stock and registration rights.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(1) - - Financial Statements

The following Consolidated Financial Statements of the Company and its subsidiaries are included in this Report:

1. Financial Statements:

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 1998 and 1999

    Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

    Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the years ended December 31, 1997, 1998 and 1999

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

    Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto under Item 8.

3. Exhibits:

EXHIBIT NUMBER	DESCRIPTION
(d)2.5	Stock Purchase Agreement by and among Federal Data Corporation and Ralph O. Williams, Frederic M. Cullen, Trustees of R.O.W. Sciences ESOP, John C. Smith, Paul H. Tardif and R.O.W. Sciences, Inc. dated as of February 17, 1998
(e)2.5	Asset Purchase Agreement dated as of February 20, 1998 by and among Telos Corporation and NYMA, Inc.
(e)2.6	Interim Agreement dated as of February 28, 1998 by and among Telos Corporation and NYMA, Inc.
(f)2.7	Stock Purchase Agreement among Federal Data Corporation and Harry P. Headley, as Trustee, Dorothy Headley, as Trustee, Michael K. Headley, Kathleen Kowis, George Kowis and Technical and Management Assistance, Inc. dated March 11, 1998
(a)3.1	Certificate of Incorporation of Federal Data Corporation
(a)3.2	By-laws of Federal Data Corporation
(a)3.3	Certificate of Incorporation of FDCT Corp.
(a)3.4	By-laws of FDCT Corp.
(a)3.5	Articles of Incorporation of NYMA, Inc.
(a)3.6	By-laws of NYMA, Inc.
(a)3.7	Articles of Incorporation of Sylvest Management Systems Corporation
(a)3.8	By-laws of Sylvest Management Systems Corporation
(a)3.9	Certificate of Incorporation of FDC Technologies, Inc.
(a)3.10	By-laws of FDC Technologies, Inc.
(f)3.15	Certificate of Incorporation of R.O.W. Sciences, Inc.
(f)3.16	By-laws of R.O.W. Sciences, Inc.
(f)3.17	Articles of Incorporation of Technical and Management Assistance, Inc.
(f)3.18	By-laws of Technical and Management Assistance, Inc.
(a)4.1	Indenture dated as of July 15, 1997 among Federal Data Corporation, FDCT Corp., NYMA, Inc., Sylvest Management Systems Corporation, FDC Technologies, Inc., DoxSys, Inc., VAD International, Inc. and Norwest Bank Minnesota, National Association
(a)4.2	Specimen Certificate of 10 1/8% Senior Subordinated Notes due 2005 (included in Exhibit 4.1)
(a)4.3	Purchase Agreement dated as of July 18, 1997 among Federal Data Corporation, BT Securities Corporation and Lehman Brothers
(a)4.4	Registration Rights Agreement dated as of July 25, 1997 among Federal Data Corporation, BT Securities Corporation and Lehman Brothers
(b)4.5	Credit Agreement dated as of July 25, 1997 among Federal Data Corporation, various lending institutions signatories thereto and Bankers Trust Company as Agent, as amended by First Amendment to Credit Agreement dated as of August 4, 1997 among Federal Data Corporation, various lending institutions signatory thereto and Bankers Trust Company as Agent
(a)4.6	Form of 9% Increasing Rate Subordinated Note due 2004 dated May 21, 1997
(a)4.7	Form of 9% Increasing Rate Subordinated Note due 2004 dated June 30, 1997
(f)4.8	Form of 9% Rate Subordinated Note due 2000 dated February 17, 1998
(f)4.9	Form of 9% Rate Subordinated Note due 2000 dated March 13, 1998
4.10	The Company is a party to several non-recourse financing agreements evidenced by promissory notes, none of which exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.
(c)4.11	Security Agreement-Inventory dated September 5, 1997 among Federal Data Corporation, Sylvest Management Systems Corporation, FDC Technologies, Inc. and Nationscredit Commercial Corporation of America
(c)4.12	Intercreditor Agreement dated as of September 11, 1997 between Bankers Trust Company, as Agent, and Nationscredit Commercial Corporation of America
(c)4.13	First Supplemental Indenture dated as of December 19, 1997 between Federal Data Corporation and Norwest Bank, Minnesota, National Association
(g)4.14	Amendment to the Senior Credit Facility dated April 23, 1999
(h)4.15	Amendment to the Senior Credit Facility dated October 22, 1999
* 4.16	Amendment to the Senior Credit Facility dated March 23, 2000
(a)10.1	+Employment Agreement dated April 30, 1997 between NYMA, Inc. and Peter C. Belford
(b)10.2	+Stock Option Plan dated February 16, 1996 for Executives and Other Key Employees
(b)10.3	+Form of Executive Management Incentive Stock Option Agreement
(a)10.4	Agreement of Lease dated December 5, 1984 between Federal Data Corporation and Community Motors Property Associates Limited Partnership
(a)10.6	Lease Agreement dated February 2, 1988 between Second Trade Center Office Associates Limited Partnership and NYMA, Inc., as modified by Lease Modification Agreement dated December 22, 1988 between Second Trade Center Office Associates Limited Partnership and NYMA, Inc.
(f)10.7	Lease Assignment, Modification and Extension Agreement
(a)10.9	Trust Agreement dated December 27, 1994 among Federal Data Corporation, Charles R. Hanley, II, Daniel Young, Harry Marren, Marvin Haber and Paul Taltavull
(b)10.10	+Management Agreement dated as of December 1, 1995 among FDC Technologies, Inc., the subsidiaries listed on Schedule A thereto and TC Group, L.L.C.
* 21.1	Subsidiaries of Federal Data Corporation
* 27	Financial Data Schedule
*	Filed herewith
(a)	Incorporated by reference to exhibits to the Company's Registration Statement on Form S-4, filed on September 26, 1997.
(b)	Incorporated by reference to exhibits to the Company's Amendment No. 1 to Registration Statement on Form S-4, filed on November 26, 1997.
(c)	Incorporated by reference to exhibits to the Company's Amendment No. 2 to Registration Statement on Form S-4, filed on December 19, 1997.
(d)	Incorporated by reference to the exhibits to the Company's Report on form 8-K, filed on March 3, 1998.
(e)	Incorporated by reference to the exhibits to the Company's Report on form 8-K, filed on March 16, 1998.
(f)	Incorporated by reference to the exhibits to the Company's Report on form 10-K 405, filed on March 31, 1998.
(g)	Incorporated by reference to the exhibits to the Company's Report on form 10-Q, filed on May 13, 1999.
(h)	Incorporated by reference to the exhibits to the Company's Report on form 10-Q, filed on November 12, 1999.
+	Executive Compensation Plan or Arrangement

(4) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bethesda, Maryland on March 28, 2000.

FEDERAL DATA CORPORATION

By:	/s/ James M. Dean
James M. Dean Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

SIGNATURE	TITLE	DATE
/s/ William E. Conway, Jr. William E. Conway, Jr.	Chairman of the Board	March 27, 2000
/s/ Daniel R. Young Daniel R. Young	Vice Chairman and Chief Executive Officer	March 27, 2000
/s/ James M. Dean James M. Dean	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2000
/s/ Allan M. Holt Allan M. Holt	Director and Secretary	March 27, 2000
/s/ Peter J. Clare Peter J. Clare	Director	March 27, 2000
/s/ Harry T. Marren Harry T. Marren	Director, President and Chief Operating Officer	March 27, 2000
/s/ C. Robert Hanley C. Robert Hanley	Director and Chairman Emeritus	March 27, 2000

QUICKLINKS

Part I
 Item 1. Business.
 Item 2. Facilities.
Item 3. Legal Proceedings.
 Item 4. Submission of Matters to a vote of  Security Holders.
Part II
 Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
 Item 6. Selected Financial Data.
 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
 Item 8. Consolidated Financial Statements.
 Index to Financial Statements.
Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 1998 and 1999
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999
Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the Years Ended December 31, 1997, 1998 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999
Notes to Consolidated Financial Statements
Note 1- Nature of Business
 Note 2 - Merger
 Note 3 - Summary of Significant Accounting Policies
 Note 4 - Acquisitions
 Note 5 - Accounts Receivable
 Note 6 - Net Investment in Sales-Type Leases
 Note 7 - Other Assets
 Note 8 - Leased and Other Property and Equipment
 Note 9 - Notes Payable
 Note 10 - Nonrecourse Obligations Under Capital Leases
 Note 11 - Accounts Payable and Other Liabilities
 Note 12 - Income Taxes
 Note 13 - Stockholders' Equity and Transactions with Stockholders
 Note 14 - Supplemental Disclosure of Cash Flow Information
 Note 15 - Commitments and Contingencies
 Note 16 - Retirement Plans
 Item 9. Disagreements on Accounting and Financial Disclosure.
 Part III
 Item 10. Directors and Executive Officers of the Registrant.
 Item 11. Executive Compensation.
 Item 12. Security Ownership of Certain Beneficial Owners and Management.
 Item 13. Certain Relationships and Related Transactions.
Part IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
 Signatures.