Form 10-Q
period 2000-03-31
FEDERAL DATA CORP
filed 2000-05-12
CIK 1046650

 QUICKLINKS- - Click here to navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
March 31, 2000	333-36447

FEDERAL DATA CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	52-0940566
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation)	Number)

4800 Hampden Lane Bethesda, MD 20814
(Address of principal executive offices) (Zip Code)

(301) 986-0800
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year. if
changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X] No [ ]

As of the close of business April 30, 2000, the Registrant had outstanding 2,917,996 shares of Common Stock, par value $.01 per share.

INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (Unaudited)

Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 1999 and 2000

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1999 and 2000

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. Financial Information

Item 1. Consolidated Financial Statements

Federal Data Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	March 31,
	1999	2000
Assets		(Unaudited)

Cash and cash equivalents	$4,095	$1,226
Accounts receivable	129,774	118,428
Net investment in sales-type leases	5,672	6,014
Inventory	6,020	5,908
Other assets	3,317	5,102
Total current assets	148,878	136,678

Net investment in sales-type leases	2,714	1,140
Leased and other property and equipment	6,071	6,003
Goodwill and intangibles	57,718	55,992
Other assets	10,783	10,685
Total assets	$226,164	$210,498

Liabilities and stockholders' deficit

Accounts payable and other liabilities	$95,667	$66,787
Recourse notes payable	2,000	-
Nonrecourse obligations under capital leases	1,691	1,216
Total current liabilities	99,358	68,003

Recourse notes payable	131,000	150,440
Other liabilities	2,058	939
Total liabilities	232,416	219,382
Stockholders' deficit

Common stock, $.01 par value: 8,000,000 shares authorized;
2,932,196 shares issued and 2,917,996 outstanding in 1999 and 2000	29	29
Capital in excess of par value	43,968	44,019
Accumulated deficit	(50,249)	(52,932)
Total stockholders' deficit	(6,252)	(8,884)
Commitments and contingencies
Total liabilities and stockholders' deficit	$226,164	$210,498

See notes to consolidated financial statements

Federal Data Corporation
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	1999	2000
Revenue
Product sales	$62,650	$80,744
Professional and support services	40,114	36,983
Interest and other	447	658
Total revenue	103,211	118,385
Expenses
Cost of sales and services	90,013	105,346
Selling, general and administrative	11,404	11,192
Goodwill and intangibles	2,796	1,734
Interest	3,866	3,923
Total expenses	108,079	122,195

Loss before income tax benefit	(4,868)	(3,810)
Income tax benefit	(1,270)	(1,127)
Net loss	($3,598)	($2,683)

See notes to consolidated financial statements

Federal Data Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	1999	2000
Cash flows from operating activities:
Net loss	($3,598)	($2,683)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	3,324	2,399
Amortization of deferred financing cost	237	237
Non-cash compensation related to stock options	1,142	51
Gain on sale of assets	(125)	-
Income recorded on sales-type leases	(237)	(85)
Collections from sales-type leases	2,546	1,348
(Increase) decrease in inventory	(3,667)	112
Decrease in accounts receivable	21,229	11,346
Decrease in accounts payable and accrued expenses	(25,752)	(27,273)
Net change in other assets and liabilities	2,671	(4,718)
Net cash flows from operating activities	(2,230)	(19,266)
Cash flows from investing activities:
Net proceeds from sale of property and equipment	488	-
Purchase of equipment for sales-type leases	(1,318)	-
Purchase of property and equipment	(366)	(597)
Net cash flows from investing activities	(1,196)	(597)
Cash flows from financing activities:
Net borrowings under line of credit	3,000	19,500
Repayments of borrowings	-	(2,000)
Repayments of capital lease obligations	(506)	(506)
Net cash flows from financing activities	2,494	16,994
Net change in cash and cash equivalents	(932)	(2,869)
Cash and cash equivalents, beginning of period	3,942	4,095
Cash and cash equivalents, end of period	$3,010	$1,226

See notes to consolidated financial statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K 405 for the year ended December 31, 1999.

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2000.

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

Note 2 - Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies have been and continue to be in accordance with SAB 101.

Note 3- Reclassification

Certain amounts have been reclassified in the prior period to conform to the current period presentations. These reclassifications had no effect on net loss or retained earnings as previously reported.

Note 4- Stockholders' Equity

In December 1995, FDC Holdings, Inc. merged with and into the Company with the Company continuing as the surviving corporation. In accordance with the merger agreement, the Company was to replace options previously outstanding at the merger date with options in the surviving corporation that provide substantially the same economic benefit to the option holder as the benefits provided prior to the merger. To fulfill this obligation, in March 1999, the Company issued fully vested options to purchase 40,425 shares of the Company's common stock at an exercise price of $2.00 per share. These options expire ten years from the date of grant. Accordingly, the Company recorded non-cash compensation of $1,011 and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the then current fair market value.

During the three months ended March 31, 2000, the Company issued options to purchase 43,000 shares of the Company's common stock at an exercise price of $27.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended March 31,
	1999	2000
Revenue
Product sales	60.7%	68.2%
Professional and support services	38.9	31.2
Interest and other	0.4	0.6

Total revenue	100.0	100.0

Expenses
Cost of sales and services	87.2	89.0
Selling, general and administrative	11.0	9.5
Goodwill and intangibles	2.7	1.5
Interest	3.7	3.3

Total expenses	104.7	103.2

Loss before income tax benefit	-4.7%	-3.2%

REVENUE

Revenue for the three months ended March 31, 2000 was $118.4 million, up $15.2 million or 15% over the comparable period of 1999. Revenue from product sales was $80.7 million, up $18.1 million or 29% over the comparable period of 1999. The increase in revenue from product sales is primarily due to increased volume as a result of repeat customer business, partner referrals, outbound solicitation and electronic commerce. Revenue from professional and support services was $37.0 million, down $3.1 million or 8% from the comparable period of 1999. The decrease in professional and support services revenue is primarily due to the expiration of existing contracts which were originally awarded to acquired companies under small business set-aside programs or contracts which became set-aside programs after their expiration.

GROSS MARGIN

Gross margin is revenue from product sales and professional and support services less cost of sales and services, which includes product purchase costs and personnel and other professional and support services costs. The Company's gross margin for the three months ended March 31, 2000 was $12.4 million, down $0.4 million or 3% from the comparable period of 1999. The Company's gross margin percentages vary over time and change depending on the product sold, the contract vehicle used and the portion of the work performed by Company personnel versus subcontractors. Gross margin as a percentage of product sales and professional and support services revenue was 10.5% for the three months ended March 31, 2000, down from 12.4% in the comparable period of 1999. This decrease in gross margin was primarily the result of specific sales and marketing initiatives in the value-added product marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the three months ended March 31, 2000 was $11.2 million, down $0.2 million or 2% from the comparable period of 1999. During the three months ended March 31, 1999, the Company issued stock options in accordance with the Company's merger with FDC Holdings, Inc. in 1995. Accordingly, the Company recorded non-cash compensation of $1.0 million during the three months ended March 31, 1999 and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the then current fair market value. Excluding the effect of the non-cash compensation, selling, general and administrative expense for the three months ended March 31, 2000 was 9% of revenue compared with 10% of revenue for the comparable period of 1999.

AMORTIZATION OF GOODWILL AND INTANGIBLES

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $65.0 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles, including covenants not to compete, work force and trade names and trademarks of $5.1 million acquired in acquisitions, are being amortized over periods up to three years. Amortization of goodwill and intangibles for the three months ended March 31, 2000 was $1.7 million, down $1.1 million, or 38% from the comparable period of 1999, primarily due to the reduction in the amortization of the present value of contract profits acquired through the acquisitions.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2000 was $3.9 million, up $0.1 million, or 1% over the comparable period of 1999.

INCOME TAX BENEFIT

The income tax benefit for the three months ended March 31, 2000 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the non-deductibility of the amortization of goodwill and the value assigned to other identified intangibles associated with certain acquisitions and the non-cash compensation related to stock options, the effective tax provision rate for the year ending December 31, 2000 is estimated to be 40%, approximately the same rate recorded during the three months ended March 31, 1999.

NET LOSS

Net loss for the three months ended March 31, 2000 was $2.7 million, a $0.9 million reduction from the net loss of $3.6 million recorded in the comparable period of 1999 based on the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary source of liquidity has been cash provided by operations and financing activities. In general, the Company's liquidity requirements vary seasonally with revenue, which are historically higher in the third and fourth quarters of each fiscal year. Cash flow from the collection of accounts receivable from the U.S. Government (the Government) has generally been predictable and dependable. Cash and cash equivalents were $1.2 million at March 31, 2000, down $2.9 million from December 31, 1999 primarily as a result of net cash used in operating activities of $19.3 million and net cash used in investing activities of $0.6 million being partially offset by cash generated from financing activities of $17.0 million. Net cash used from operating activities was primarily a result of the decrease in accounts payable and accrued expenses of $27.3 million, which was partially offset by decreases in accounts receivable of $11.3 million. Net cash used in investing activities amounted to $0.6 million for the three months ended March 31, 2000, primarily as a result of purchases of property and equipment. Net cash flow from financing activities was $17.0 million for the three months ended March 31, 2000 primarily as a result of net borrowings under the Company's working capital line of credit of $19.5 million. In March 2000, certain financial covenants within the Company's Senior Credit Facility were amended.

EBITDA, as calculated below, represents the sum of loss before income tax benefit, net recourse interest expense, depreciation and amortization and one-time non-cash charges. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation.

The following presentation represents the Company's computation of EBITDA (in thousands):

	Three Months Ended March 31,
	1999	2000
Loss before income tax benefit	($4,868)	($3,810)
Net recourse interest expense	3,768	3,864
Non-cash compensation related to stock options	1,142	51
Depreciation and amortization	3,324	2,399
EBITDA	$3,366	$2,504

YEAR 2000 COMPLIANCE

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

The previous discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

Part II. Other Information

Item 6 (a). Exhibits.

4.16     Amendment to the Senior Credit Facility.

21.1     Subsidiaries of Federal Data Corporation.

27        Financial Data Schedule.

Item 6 (b). Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERAL DATA CORPORATION

By:	/ s/ James M. Dean
James M. Dean Vice President and Chief Financial Officer
Date: May 12, 2000

QUICKLINKS

Part I
 Item 1.Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (Unaudited)
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 1999 and 2000
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1999 and 2000
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation
Note 2 - Recent Accounting Pronouncements
Note 3 - Reclassifications
Note 4 - Stockholders' Equity
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Part II
Item 6. Exhibits and Reports on Form 8-K
Signature