Form 10-Q
period 2000-06-30
FEDERAL DATA CORP
filed 2000-08-11
CIK 1046650

 QUICKLINKS - - Click here to navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
June 30, 2000	333-36447

FEDERAL DATA CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	52-0940566
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation)	Number)

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

                              Yes [X] No [ ]

As of the close of business July 31, 2000, the Registrant had outstanding 2,917,996 shares of Common Stock, par value $.01 per share.

INDEX

Part I. Financial Information

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 (Unaudited)

Consolidated Statements of Operations for the Three Months Ended June 30, 1999 and 2000 (Unaudited) and the Six Months Ended June 30, 1999 and 2000 (Unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 2000 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. Financial Information

Item 1. Consolidated Financial Statements

Federal Data Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	June 30,
	1999	2000
Assets		(Unaudited)

Cash and cash equivalents	$4,095	$1,298
Accounts receivable	129,774	130,564
Net investment in sales-type leases	5,672	4,281
Inventory	6,020	9,590
Other assets	3,317	4,740
Total current assets	148,878	150,473

Net investment in sales-type leases	2,714	2,433
Leased and other property and equipment	6,071	6,837
Goodwill and intangibles	57,718	54,378
Other assets	10,783	10,339
Total assets	$226,164	$224,460

Liabilities and stockholders' deficit

Accounts payable and other liabilities	$95,667	$89,250
Recourse notes payable	2,000	-
Nonrecourse obligations under capital leases	1,691	730
Total current liabilities	99,358	89,980

Recourse notes payable	131,000	142,940
Other liabilities	2,058	1,789
Total liabilities	232,416	234,709
Stockholders' deficit

Common stock, $.01 par value: 8,000,000 shares authorized;
2,932,196 shares issued and 2,917,996 outstanding in 1999 and 2000	29	29
Capital in excess of par value	43,968	44,070
Accumulated deficit	(50,249)	(54,348)
Total stockholders' deficit	(6,252)	(10,249)
Commitments and contingencies
Total liabilities and stockholders' deficit	$226,164	$224,460

See notes to consolidated financial statements

Federal Data Corporation
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	2000	1999	2000
Revenue
Product sales	$109,017	$101,148	$171,667	$181,892
Professional and support services	42,901	44,270	83,015	81,253
Interest and other	287	412	734	1,070
Total revenue	152,205	145,830	255,416	264,215

Expenses
Cost of sales and services	136,337	130,644	226,255	235,990
Selling, general and administrative	10,837	11,210	22,336	22,402
Goodwill and intangibles	2,329	1,614	5,125	3,348
Interest	4,018	4,094	7,884	8,017
Total expenses	153,521	147,562	261,600	269,757

Loss before income tax benefit	(1,316)	(1,732)	(6,184)	(5,542)
Income tax benefit	(45)	(316)	(1,315)	(1,443)
Net loss	($1,271)	($1,416)	($4,869)	($4,099)

See notes to consolidated financial statements

Federal Data Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	1999	2000
Cash flows from operating activities:
Net loss	($4,869)	($4,099)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	6,404	4,617
Amortization of deferred financing cost	474	475
Non-cash compensation related to stock options	1,274	102
Gain on sale of assets	(125)	-
Income recorded on sales-type leases	(617)	(397)
Collections from sales-type leases	4,298	3,274
Increase in inventory	(1,819)	(3,570)
Increase in accounts receivable	(12,419)	(790)
Decrease in accounts payable and accrued expenses	(568)	(5,007)
Net change in other assets and liabilities	3,376	(3,201)
Net cash flows from operating activities	(4,591)	(8,596)
Cash flows from investing activities:
Net proceeds from sale of property and equipment	488	-
Purchase of equipment for sales-type leases	(3,176)	(1,154)
Purchase of property and equipment	(1,317)	(2,035)
Net cash flows from investing activities	(4,005)	(3,189)
Cash flows from financing activities:
Net borrowings under line of credit	9,000	12,000
Proceeds from sale of common stock	9	-
Repayments of borrowings	-	(2,000)
Repayments of capital lease obligations	(1,013)	(1,012)
Net cash flows from financing activities	7,996	8,988
Net change in cash and cash equivalents	(600)	(2,797)
Cash and cash equivalents, beginning of period	3,942	4,095
Cash and cash equivalents, end of period	$3,342	$1,298

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

The results of operations for the three months and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2000.

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

Note 3 - Reclassification

Certain amounts have been reclassified in the prior period to conform to the current period presentations. These reclassifications had no effect on net loss or retained earnings as previously reported.

Note 4 - Stockholders' Equity

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

During the six months ended June 30, 2000, the Company issued options to purchase 43,000 shares of the Company's common stock at an exercise price of $27.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue:

	Three Months Ended June 30,
	1999	2000
Revenue
Product sales	71.6%	69.4%
Professional and support services	28.2	30.3
Interest and other	0.2	0.3

Total revenue	100.0	100.0

Expenses
Cost of sales and services	89.6	89.6
Selling, general and administrative	7.1	7.7
Goodwill and intangibles	1.5	1.1
Interest	2.7	2.8

Total expenses	100.9	101.2

Loss before income tax benefit	-0.9%	-1.2%

REVENUE

Revenue for the three months ended June 30, 2000 was $145.8 million, down $6.4 million or 4% from the comparable period of 1999. During the three months ended June 30, 1999, the Company recorded a significant sale of networking products to the U.S. Navy aggregating $25.5 million. Excluding the effect of this transaction, revenue increased $19.1 million or 15% over the comparable period of 1999. Revenue from product sales was $101.1 million, down $7.9 million or 7% from the comparable period of 1999. Excluding the effect of the U.S. Navy transaction, revenue from product sales increased $17.6 million or 21% over the comparable period of 1999.  This increase in revenue from product sales is primarily due to increased volume as a result of repeat customer business, partner referrals, outbound solicitation and electronic commerce. Revenue from professional and support services was $44.3 million, up $1.4 million or 3% over the comparable period of 1999.

GROSS MARGIN

Gross margin is revenue from product sales and professional and support services less cost of sales and services, which includes product purchase costs, personnel and other professional and support services costs. The Company's gross margin for the three months ended June 30, 2000 was $14.8 million, down $0.8 million or 5% from the comparable period of 1999. The Company's gross margin percentages vary over time and change depending on the product sold, the contract vehicle used and the portion of the work performed by Company personnel versus subcontractors. Gross margin as a percentage of product sales and professional and support services revenue for the three months ended June 30, 2000 was 10.2% compared with 10.3% for the comparable period of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the three months ended June 30, 2000 was $11.2 million, up $0.4 million or 3% over the comparable period of 1999. Selling, general and administrative expense for the three months ended June 30, 2000 was 7.7% of revenue compared with 7.1% of revenue for the comparable period of 1999.

AMORTIZATION OF GOODWILL AND INTANGIBLES

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $65.0 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.1 million acquired in acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangibles for the three months ended June 30, 2000 was $1.6 million, down $0.7 million or 31% from the comparable period of 1999, primarily due to the reduction in the amortization of the present value of contract profits acquired through the acquisitions.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2000 was $4.1 million, up $0.1 million or 2% over the comparable period of 1999.

INCOME TAX BENEFIT

The income tax benefit for the three months ended June 30, 2000 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the non-deductibility of the amortization of goodwill and the value assigned to other identified intangibles associated with certain acquisitions and the non-cash compensation related to stock options, the effective tax provision rate for the year ending December 31, 2000 is estimated to be 40%, approximately the same rate recorded during the three months ended June 30, 1999.

NET LOSS

Net loss for the three months ended June 30, 2000 was $1.4 million, a $0.1 million increase or 11% from the net loss of $1.3 million recorded in the comparable period of 1999 based on the reasons discussed above.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

The following table sets forth, for the periods indicated, selected consolidated statements of operations data as a percentage of total revenue:

	Six Months Ended June 30,
	1999	2000
Revenue
Product sales	67.2%	68.8%
Professional and support services	32.5	30.8
Interest and other	0.3	0.4

Total revenue	100.0	100.0

Expenses
Cost of sales and services	88.6	89.3
Selling, general and administrative	8.7	8.5
Goodwill and intangibles	2.0	1.3
Interest	3.1	3.0

Total expenses	102.4	102.1

Loss before income tax benefit	-2.4%	-2.1%

REVENUE

Revenue for the six months ended June 30, 2000 was $264.2 million, up $8.8 million or 3% over the comparable period of 1999. During the six months ended June 30, 1999, the Company recorded a significant sale of networking products to the U.S. Navy aggregating $25.5 million. Excluding the effect of this transaction, revenue increased $34.3 million or 15% over the comparable period of 1999. Revenue from product sales was $181.9 million, up $10.2 million or 6% over the comparable period of 1999. Excluding the effect of the U.S. Navy transaction, revenue from product sales increased $35.7 million or 24% over the comparable period of 1999.  This increase in revenue from product sales is primarily due to increased volume as a result of repeat customer business, partner referrals, outbound solicitation and electronic commerce. Revenue from professional and support services was $81.3 million, down $1.8 million or 2% from the comparable period of 1999. The decrease in professional and support services revenue is primarily due to the expiration of existing contracts which were originally awarded to acquired companies under small business set-aside programs or contracts which became set-aside programs after their expiration.

GROSS MARGIN

Gross margin is revenue from product sales and professional and support services less cost of sales and services, which includes product purchase costs, personnel and other professional and support services costs. The Company's gross margin for the six months ended June 30, 2000 was $27.2 million, down $1.3 million or 4% from the comparable period of 1999. The Company's gross margin percentages vary over time and change depending on the product sold, the contract vehicle used and the portion of the work performed by Company personnel versus subcontractors. Gross margin as a percentage of product sales and professional and support services revenue was 10.3% for the six months ended June 30, 2000, down from 11.2% for the comparable period of 1999. This decrease in gross margin was primarily the result of specific sales and marketing initiatives in the value-added product marketplace during the three months ended March 31, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the six months ended June 30, 2000 was $22.4 million, up $0.1 million over the comparable period of 1999. During the six months ended June 30, 1999, the Company issued stock options in accordance with the Company's merger with FDC Holdings, Inc. in 1995. Accordingly, the Company recorded non-cash compensation of $1.0 million during the six months ended June 30, 1999 and a related increase in capital in excess of par value based on the difference between the exercise price of the stock options and the then current fair market value. Excluding the effect of the non-cash compensation, selling, general and administrative expense for the six months ended June 30, 2000 was 8.5% of revenue compared with 8.3% of revenue for the comparable period of 1999.

AMORTIZATION OF GOODWILL AND INTANGIBLES

The excess of the cost of acquisitions over the fair value of identifiable net tangible and intangible assets acquired was $65.0 million and is being amortized on a straight-line basis over fifteen years. The present value of the contract profits of $16.5 million acquired in acquisitions is being amortized over the remaining terms of the acquired contracts in relation to the recognition of related contract revenue. Other identified intangibles including covenants not to compete, work force and trade names and trademarks of $5.1 million acquired in acquisitions are being amortized over periods up to three years. Amortization of goodwill and intangibles for the six months ended June 30, 2000 was $3.3 million, down $1.8 million or 35% from the comparable period of 1999, primarily due to the reduction in the amortization of the present value of contract profits acquired through the acquisitions.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2000 was $8.0 million, up $0.1 million or 2% over the comparable period of 1999.

INCOME TAX BENEFIT

The income tax benefit for the six months ended June 30, 2000 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. Before giving effect to the non-deductibility of the amortization of goodwill and the value assigned to other identified intangibles associated with certain acquisitions and the non-cash compensation related to stock options, the effective tax provision rate for the year ending December 31, 2000 is estimated to be 40%, approximately the same rate recorded during the six months ended June 30, 1999.

NET LOSS

Net loss for the six months ended June 30, 2000 was $4.1 million, a $0.8 million reduction or 16% from the net loss of $4.9 million recorded in the comparable period of 1999 based on the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's primary source of liquidity is cash provided by operations and financing activities. In general, the Company's liquidity requirements vary seasonally with revenue, which are historically higher in the third and fourth quarters of each fiscal year. Cash flow from the collection of accounts receivable from the U.S. Government (the Government) has generally been predictable and dependable. Cash and cash equivalents were $1.3 million at June 30, 2000, down $2.8 million from December 31, 1999 primarily as a result of net cash used in operating activities of $8.6 million and net cash used in investing activities of $3.2 million being partially offset by cash generated from financing activities of $9.0 million. Net cash used from operating activities was primarily a result of the decrease in accounts payable and accrued expenses of $5.0 million and an increase in inventory of $3.6 million. Net cash used in investing activities was the result of purchases of property and equipment of $2.0 million and equipment purchased for sales-type leases of $1.2 million. Net cash flow from financing activities was primarily the result of net borrowings under the Company's working capital line of credit of $12.0 million, being partially offset by repayments of other borrowings of $2.0 million. In March 2000, certain financial covenants within the Company's Senior Credit Facility were amended.

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

The following presentation represents the Company's computation of EBITDA (in thousands):

	Six Months Ended June 30,
	1999	2000
Loss before income tax benefit	($6,184)	($5,542)
Net recourse interest expense	7,644	7,904
Non-cash compensation related to stock options	1,274	102
Depreciation and amortization	6,404	4,617
EBITDA	$9,138	$7,081

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

Item 6 (a). Exhibits

21.1     Subsidiaries of Federal Data Corporation.

27        Financial Data Schedule.

Item 6 (b). Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERAL DATA CORPORATION

By:	/ s/ James M. Dean
James M. Dean Vice President, Chief Financial Officer and Treasurer
Date: August 11, 2000

QUICKLINKS

Part I
 Item 1.Consolidated Financial Statements
 Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 (Unaudited)
Consolidated Statements of Operations for the Three Months Ended June 30, 1999 and 2000 (Unaudited) and the Six Months Ended June 30, 1999 and 2000 (Unaudited)
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 2000 (Unaudited)
Notes to Consolidated Financial Statements (Unaudited)
Note 1 - Basis of Presentation
Note 2 - Recent Accounting Pronouncements
Note 3 - Reclassification
 Note 4 - Stockholders' Equity
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Part II
Item 6. Exhibits and Reports on Form 8-K
Signature